Form 10-K405/A
period 1996-06-30
MOBINETIX SYSTEMS INC
filed 1996-10-30
CIK 893855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                                   (Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the Period From _________ to __________.


                         Commission File Number: 0-23152

                             MOBINETIX SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


      DELAWARE                                          33-0253408
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)




                    500 OAKMEAD PARKWAY, SUNNYVALE, CA 94086
              (Address of principal executive offices and zip code)



                                 (408) 524-4200
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
Purchase Warrants, Common Stock $.001 Par Value



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                     ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuers' revenues for its most recent fiscal year:  $799,344.


         The aggregate market value of voting stock held by nonaffiliates based on the average bid and asked closing price of the Registrant's Common Stock on June 30, 1996 was approximately $1,625,000.



         As of June 30, 1996, the number of outstanding shares of the Registrant's Common Stock was 1,335,809.

                                     ITEM 9

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and directors of the Company, and their ages as of October 25, 1996, are as follows:



           NAME              AGE               POSITION
---------------------------  ---  --------------------------------------------------------
Paul Dali..................  53   Chairman of the Board of Directors
Aziz Valliani..............  42   President, Chief Executive Officer and Director
Nazim Kareemi..............  48   Executive Vice President and Director
David M. Licurse, Sr.......  58   Chief Financial Officer and Vice President of Operations
Llavan Fernando............  44   Vice President, Hardware Development
Thomas A. Dorosewicz.......  41   Vice President, Sales and Marketing
Abbas Rafii................  49   Vice President, Software Development


---------------------------


         The Company currently has three authorized directors. All directors are elected to hold office until the next annual meeting of stockholders of the Company and until their successors have been elected. Officers are elected at the first Board of Directors meeting following the stockholders' meeting at which the directors are elected and serve at the discretion of the Board of Directors. None of the Company's directors or executive officers have any family relationship with any other director of executive officer.

EXECUTIVE PROFILES


         PAUL DALI is the Chairman of the Company's Board. Paul is a General Partner of Nazem & Company responsible for managing the firm's California office. Prior to joining Nazem and Company, he was a General Partner with the venture capital firm of 3i Ventures. Before joining 3i, Paul served as President and CEO of Regis McKenna Inc., one of the largest and most well-known electronics industry marketing and communications firms in the U.S. Prior to joining Regis McKenna, Mr. Dali was the General Manager of the Personal Computer Systems Division at Apple Computer where he was responsible for all phases of the Apple II and Apple III product lines. Paul received a B.S. degree from the University of California at Northridge. Mr. Dali has been a director of the Company since May, 1992. Mr. Dali is also a director of Cybermedia, Inc. and Graphixzone, Inc.



         AZIZ VALLIANI is the President and CEO of the Company and one of its directors. Aziz, a 19 year veteran in the industry, served as President and CEO of Inforite Corporation, before joining the Company in January 1996. Prior to Inforite, Aziz was COO and executive vice president at Wyse Technology, a $300 million international company. Before Wyse, Aziz served as Vice President and General Manager for the Altos business unit (a $75 million division) of Acer America Corporation. Aziz was with Intel before joining Altos Computer Systems and earned his BSEE from Pratt Institute, Brooklyn, NY. Mr. Valliani has been a director of the Company since January, 1996.

         NAZIM KAREEMI is the Executive Vice President of the Company, and previously served as President of the Company. He also was a Founder of PenWare, which is now a business unit of the Company. Mr. Kareemi has more than twenty years of experience in computer industry. Nazim worked with or consulted for leading technology and computer companies including Intel, Zilog and Xerox. He has a B.S. from MIT and M.S. and Engineer's degrees from Stanford University. Mr. Kareemi has been a director of the Company since May 1992.



         DAVID M. LICURSE, Sr. is the CFO and Vice President of Operations. Before joining the Company, he served as CFO and Vice President of Operations at Inforite Corporation. Mr. Licurse held various senior level managerial positions with Xerox Corporation. These positions ranged from Financial Planning and Analysis Manager for Xerox's $1 billion manufacturing division and Controller for a $350 million personal computer business unit to Manager of Finance and Operations for a $60 million high technology software division in Palo Alto. Mr. Licurse earned an MBA from University of Rochester.


         LLAVAN FERNANDO is the Vice President of Hardware Development. Llavan served as vice president of R & D at Inforite Corporation. Mr. Fernando has over 21 years of direct R&D, mobile computing and management experience. He previously held a senior management position at Wyse. Prior to that Mr. Fernando was the General Manager at a business unit of TeleSensory Systems, Inc. in Mountain View, California. He has also worked at Data Products, Graviner Ltd. and H. Tinsley & Co. Qualified in England he obtained MS and BS degrees in the field of electronics and systems engineering.

         ABBAS RAFII is the Vice President of Software Development. At PenWare he managed the development and release of five commercial software products. Mr. Rafii has brought together and managed the Company's highly regarded and creative software engineering team. Before joining the Company, he was project lead and a senior software engineer at Hewlett-Packard Laboratories. He has more than fifteen years of experience in design and development of applications, operating systems components, and object oriented database systems. His credential include an M.S. and a Ph.D. degree from Stanford University.

         THOMAS A. DOROSEWICZ is the Vice President of Sales and Marketing. Mr. Dorosewicz, who joined the Company in August 1996, has spent the last 15 years in sales and marketing positions within the data capture field. Prior to joining the Company, Mr. Dorosewicz ran the New England Division of Symbol Technologies. Mr. Dorosewicz's eariler positions included head of the Business development activiites at Symbol and Business Unit Director for Scanning at Fujitsu Systems of America.

                  None of the directors or officers of the Company have been involved in any proceedings described in Item 401(d) of Regulation S-B promulgated under the Exchange Act of 1934, as amended.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% shareholders are also required by the Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon its review of copies of such forms received by it, or written representations from certain reporting persons that no filings were required for such persons, the Company believes that during the year ended June 30, 1996, Paul Dali, Nazim Kareemi, Aziz Valliani, Llavanya Fernando, David Licurse, and Abbas Rafii failed to report initial statements of beneficial ownership on Form 3.

                                     ITEM 10

EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to the Company in all capacities, for the last three fiscal years ended June 30, 1996, by the Named Officers:

                           SUMMARY COMPENSATION TABLE




                                                          UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY     BONUS     OPTIONS       COMPENSATION
----------------------------  -----  --------   --------  ----------   ---------------
Aziz Valliani                 1996   $124,042     ---        ---            ---
  President and Chief         1995          0     ---        ---            ---
  Executive Officer           1994          0     ---        ---            ---



Nazim Kareemi                 1996   $136,101     ---        ---            ---
  Executive Vice President    1995    107,756     ---        ---            ---
                              1994    103,398     ---        ---            ---



---------------------------

The Company has not entered into any employment contracts with any Named
Officer.

OPTION GRANTS IN LAST FISCAL YEAR

      The Company has not granted any options to purchase securities of the Company to any Named Officer.



OPTION EXERCISES AND HOLDINGS


      There have been no option exercises by any Named Officers in the last fiscal year. The Named Officers have no unexercised options as of June 30, 1996.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None of the Named Officers have exercised any options to purchase securities of the Company.

DIRECTOR COMPENSATION

         The Company does not pay any annual retainer, per-meeting fee or any other compensation to any director of the Company.

                                     ITEM 11

(a) The following table sets forth the security ownership of any person known to the Company to be the beneficial owner of more than 5% of the Company's voting securities.

Title of Class           Name and Address    Amount and       Percent of Class
                         of Beneficial       Nature of
                         Owner               Beneficial
                                             Ownership
Series B Preferred       Life Investors      352,942 shares   28.1%
Stock                    Insurance           directly owned
                         Company of
                         America


(b) The following table sets forth the security ownership of management as of June 30, 1996.

Title of Class      Name and Address of         Amount and Nature     Percent of Class
                    Beneficial Owner            of Beneficial Owner
Common Stock        Aziz Valliani               253,683               19%
                    MobiNetix Systems, Inc.
                    500 Oakmead Parkway
                    Sunnyvale, CA 94086


Common Stock        Nazim Kareemi               253,683               19%
                    MobiNetix Systems, Inc.
                    500 Oakmead Parkway
                    Sunnyvale, CA 94086


Common Stock        Llavanya X. Fernando        167,688               12.6%
                    MobiNetix Systems, Inc.
                    500 Oakmead Parkway
                    Sunnyvale, CA 94086


Common Stock        David M. Licurse            162,178               12.1%
                    MobiNetix Systems, Inc.
                    500 Oakmead Parkway
                    Sunnyvale, CA 94086

Common Stock        Abbas Rafii                 167,688               12.6%
                    MobiNetix Systems, Inc.
                    500 Oakmead Parkway
                    Sunnyvale, CA 94086


Series C Preferred  Paul C. Dali                112,500*            100%
Stock               Nazem & Company
                    3000 Sand Hill Road
                    Building 2, Suite 205
                    Menlo Park, CA  94025


Common Stock and    All Directors and Officers  1,117,420             41.3% of all
Series C Preferred  as a group                                        classes of stock
Stock                                                                 of the Company



------------------------
* Mr. Dali is a general partner of Nazem & Associates IV, L.P., the General Partner of Nazem & Company IV, L.P., which is the owner of record of the Series C Preferred. Mr. Dali disclaims beneficial ownership of such Series C Preferred.


                                     ITEM 12

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                         MOBINETIX
SYSTEMS, INC.

Date:  October 30, 1996                     By: /s/David Licurse, Sr.
                                                   -----------------------
                                                   David Licurse, Sr.
                                                   Chief Financial Officer