Form 10-Q
period 1996-09-30
MOBINETIX SYSTEMS INC
filed 1996-11-14
CIK 893855

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _______ TO _______


                         Commission File Number 0-23152

                            MOBINETIX SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                DELAWARE                                   33-0253408
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA                   94086
------------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.   Yes  [X]      No  [  ]

Number of shares of issuer's common stock outstanding as of
September 30, 1996:   1,336,358


Transitional Small Business Disclosure Format:      Yes  [  ]      No  [X]

                            MOBINETIX SYSTEMS, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS



                                                                       Page
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at September 30, 1996                 3

          Consolidated Statements of Operations for the Three Months
          Ended September 30, 1996 and 1995                                4

          Consolidated Statements of Cash Flows for the Three Months
          Ended September 30, 1996 and 1995                                5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            8

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           10

Signature                                                                 11

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)
as of September 30, 1996

ASSETS
Current assets:
   Cash                                                        $ 3,027,141
   Trade accounts receivable                                       165,227
   Inventory                                                       313,972
   Prepaid expenses and other current assets                       105,031
                                                               -----------
       Total current assets                                      3,611,371
                                                               -----------
Property and equipment                                             312,769
   Less:   Accumulated depreciation                               (121,239)
                                                               -----------
       Property and equipment, net                                 191,530
                                                               -----------
       Total assets                                            $ 3,802,901
                                                               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   400,350
   Accrued liabilities                                             247,805
   Deferred revenues                                               208,189
   Current portion of capital lease obligations                     23,535
                                                               -----------
       Total current liabilities                                   879,879
                                                               -----------
Capital lease obligations, less current portion                     13,159
                                                               -----------
Shareholders' equity:
   Series B convertible preferred stock                                899
   Series C convertible preferred stock                                 28
   Common stock                                                      1,336
   Additional paid-in capital                                    7,361,377
   Accumulated deficit                                          (4,453,777)
                                                               -----------
       Total shareholders' equity                                2,909,863
                                                               -----------
       Total liabilities and shareholders' equity              $ 3,802,901
                                                               ===========

The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      1996            1995
Revenues
  Hardware sales                                $   188,109             --
  Consulting revenues, royalties and other           62,965         56,336
                                                -----------      ---------
     Total revenues                                 251,074         56,336

Cost of revenues                                    143,528         15,017
                                                -----------      ---------
Gross margin                                        107,546         41,319
                                                -----------      ---------
Operating expenses:
   Selling, general and administrative              468,771         83,438
   Research and development                         380,808         71,231
                                                -----------      ---------
     Total operating expenses                       849,579        154,669
                                                -----------      ---------
Loss before interest and income taxes              (742,033)      (113,350)

Interest expense and other                             (988)       (19,151)
Interest income                                      41,841            282
                                                -----------      ---------
Loss before income taxes                           (701,180)      (132,219)
Income taxes                                           (800)          (800)
                                                -----------      ---------
        Net loss                                $  (701,980)     $(133,019)
                                                ===========      =========

Net loss per share                              $     (0.53)     $      --
Pro forma net loss per share                    $        --      $   (0.10)

Weighted average shares outstanding               1,336,358      1,334,275

The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    1996             1995
Net cash used in operating activities             (711,518)       (103,487)
                                                -----------       ---------
Cash flows from investing activities:
     Purchase of property and equipment            (77,336)             --
                                                -----------       ---------
          Net cash used in investing activities    (77,336)             --
                                                -----------       ---------
Cash flows from financing activities:

      Borrowings - notes payable                         --          55,000
      Issuance of Series B Preferred Stock        1,659,469              --
      Series B Preferred Stock issuance costs      (281,950)             --
      Proceeds from exercise of employee stock
         options                                        108              --
                                                -----------       ---------
         Net cash provided by financing
            activities                            1,377,627          55,000
                                                -----------        ---------
         Net increase (decrease) in cash            588,773         (48,487)

Cash at beginning of period                       2,438,368          76,814
                                                -----------       ---------
Cash at end of period                           $ 3,027,141       $  28,327
                                                ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                  $       800       $     800
    Cash paid for interest                      $       988              --

The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial information included herein for the three month periods ended September 30, 1996 and September 30, 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

As described in the Company's Form 10-KSB for the year ended June 30, 1996, MobiNetix in its present form is the result of an acquisition agreement between PenUltimate, Inc., and PenWare, Inc. For accounting purposes, the acquisition, which was effective June 10, 1996, was treated as a reverse acquisition. The historical operations of PenWare, Inc. prior to the reverse acquisition have been presented as the results of operations for the combined companies.

The interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of MobiNetix Systems, Inc. (the "Company") for the year ended June 30, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING POLICIES

Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

NET LOSS PER SHARE

Due to the significant change in the Company's capital structure that occurred in connection with the reverse acquisition of PenUltimate, Inc. by PenWare, Inc., in June 1996, pro forma net loss per share for 1995 has been calculated using pro forma weighted average shares outstanding. This calculation assumes that all of the common shares issued as part of the reverse acquisition were outstanding for all periods presented.

Net loss per common and common equivalent share for 1996 is based on the weighted average common shares outstanding and dilutive common equivalent shares. Common equivalent shares result from the assumed exercise of outstanding stock options. There was no dilutive effect from common equivalent shares for the periods presented.

INVENTORIES

Classification of inventories is as follows:

                          Sept. 30,
                             1996
                            -------
    Finished goods        $      --
    Work in process          65,937
    Raw materials           248,035
                            -------
    Total                 $ 313,972
                            -------


PREFERRED STOCK

The Company sold 183,004 shares of Series B Preferred Stock in private placements in July 1996 at $8.50 per share, receiving net proceeds of $1,375,750. An additional 88,438 shares of Series B Preferred Stock were issued at $0.02 per share pursuant to the exercise of warrants. The warrants has been issued to private investors in connection with bridge loans extended to the Company during fiscal 1996. The loans were repaid or converted to equity in June 1996.

Subsequent to the end of the quarter, the Company effected reverse stock splits of 1:2 and 1:4 for the Series B and Series C Preferred Stock, respectively. The financial statements have been adjusted to reflect the splits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see Part I, Item 1). This analysis contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

BACKGROUND

MobiNetix is a developer and manufacturer of devices for paperless environments and computing software and hardware that is targeted for use in point-of-sale businesses such as retail, health care, and field sales/service. Sales of hardware devices, such as the PenWare 100 signature capture pad, commenced in the quarter ended March 31, 1996; revenues in prior periods consisted of software consulting and royalty revenues, mainly from manufacturers of personal digital assistants (PDAs).

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 1995)

The 346% increase in revenues from the first quarter of fiscal 1996 (three months ended September 30, 1995) to the first quarter of fiscal 1997 (three months ended September 30, 1996) is mainly the result of sales of signature transaction devices, which were not part of the Company's product portfolio in fiscal 1996.

Cost of sales increased by 856% over this period, similarly reflecting the significant change in product mix. In addition to consumption of materials for hardware products, cost of sales in the first quarter of fiscal 1997 included provisions for royalties and future warranty costs.

Selling, general and administrative expenses increased by 462% from 1996 to 1997. The growth is largely the result of higher personnel expenses to support business growth, including targeted new hires in such areas as executive management, field sales, purchasing and production control and finance. Other areas of increased spending included legal fees, market consulting, travel and trade shows, and public relations.

The 435% percent year-to-year increase in research and development expense is also largely attributable to personnel. To enable the design, development and production ramp of hardware devices, while continuing to support software development, the Company significantly expanded its engineering staff, including management. Expenses for consulting and engineering tools and materials also increased from fiscal 1996 to 1997 as part of the Company's hardware development and design efforts.

The increase in interest income is the result of returns on invested proceeds from the Company's private placements of preferred stock in May, June and July 1996. These proceeds are invested in money market instruments.

Interest and other expense declined by $18,163 from fiscal 1996 to fiscal 1997, due to the conversion of debt. In June 1996, the Company converted a $1 million promissory note, $985,000 of which had been outstanding at September 30, 1995, to preferred stock. The Company had no borrowings during the first quarter of fiscal 1997.

CASH AND SOURCES OF LIQUIDITY

The Company financed operations and operating expenditures during the first quarter of fiscal 1997 primarily with proceeds from the private sale of preferred stock in May, June and July 1996.

Financing activities, consisting mainly of the sale of preferred stock, generated $1,377,627 in cash during the first quarter of fiscal 1997. The Company's operating activities consumed $711,518 in cash during this period, reflecting higher operating expenses and working capital requirements,
particularly for inventory.   Investing activities consisted mainly of
expenditures for leasehold improvements at the Company's new facility in Sunnyvale, California.

As of September 30, 1996, the Company's principal sources of liquidity include cash of $3.0 million. The Company had no long- or short-term debt and no significant capital commitments other than those under capital leases.

OUTLOOK

The Company's current forecasts indicate that existing cash resources are sufficient to support operations into the fourth quarter of fiscal 1997. Working capital requirements are expected to continue to grow significantly in fiscal 1997 as the Company ramps up production and sales volumes of signature transaction devices. Management is investigating credit line financing and additional sales of equity, but there is no assurance that additional funding will be available.

MobiNetix believes that it has the technical and marketing skills and product offerings necessary for future success. However, the Company has not yet achieved profitability and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and margins in any particular quarter.

PART II:  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

A certificate of designation was filed on June 3, 1996 for the Series B and Series C Preferred Stock. The conversion ratios for the Series B and Series C Preferred Stock were changed to 1:2 and 1:40, respectively, from 1:1 and 1:10. The Series B Preferred Stock was subsequently reverse split 1:2; the Series C Preferred Stock was reverse split 1:4.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1   Computation of Net Loss Per Share
     27     Financial Data Schedule

(b)  Reports on Form 8-K

     On August 6, 1996, the Company filed a report on Form 8-K dated July 17, 1996 in connection with a change in certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.


Date: November 13, 1996       By:  /s/ DAVID M. LICURSE, SR.
                                   ------------------------------------
                                   David M. Licurse, Sr.
                                   Chief Financial Officer and
                                   Vice President of Operations
                                   (principal accounting officer)

                                 Exhibit Index


Exhibit 11.1              Computation of Net Loss Per Share

Exhibit 27                Financial Data Schedule