Form 10QSB
period 1996-12-31
MOBINETIX SYSTEMS INC
filed 1997-02-14
CIK 893855

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152


                             MOBINETIX SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                       DELAWARE                           33-0253408
                (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)          Identification No.)

                500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA            94086
               (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of December 31, 1996:
1,336,897.


Transitional Small Business Disclosure Format:      Yes  [  ]      No  [X]

================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                        PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEET AT DECEMBER 31, 1996        3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
          THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995                    4

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
          SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995                      5

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
          SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995                      6

          NOTES TO CONSOLIDATED CONSOLIDATED FINANCIAL STATEMENTS          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        9

PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURE                                                                 12

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 31, 1996

ASSETS
CURRENT ASSETS:
   CASH                                                        $ 1,789,164
   TRADE ACCOUNTS RECEIVABLE, NET                                  251,202
   INVENTORY                                                       415,594
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                       133,436
                                                               -----------
       TOTAL CURRENT ASSETS                                      2,589,396
                                                               -----------
PROPERTY AND EQUIPMENT                                             357,135
   LESS:   ACCUMULATED DEPRECIATION                               (140,832)
                                                               -----------
       PROPERTY AND EQUIPMENT, NET                                 216,303
                                                               -----------
       TOTAL ASSETS                                            $ 2,805,699
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                            $   234,221
   ACCRUED LIABILITIES                                             232,545
   DEFERRED REVENUES                                               173,025
   CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                     25,386
                                                               -----------
       TOTAL CURRENT LIABILITIES                                   665,177
                                                               -----------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                      8,290
                                                               -----------
STOCKHOLDERS' EQUITY:
   SERIES B CONVERTIBLE PREFERRED STOCK                                899
   SERIES C CONVERTIBLE PREFERRED STOCK                                 28
   COMMON STOCK                                                      1,336
   ADDITIONAL PAID-IN CAPITAL                                    7,361,376
   ACCUMULATED DEFICIT                                          (5,231,407)
                                                               -----------
       TOTAL STOCKHOLDERS' EQUITY                                2,132,232
                                                               -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,805,699
                                                               ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                      1996            1995
REVENUES
  HARDWARE SALES                                $   287,562     $       --
  CONSULTING REVENUES, ROYALTIES AND OTHER          108,531        146,787
                                                -----------      ---------
     TOTAL REVENUES                                 396,093        146,787

COST OF REVENUES                                    191,111         26,505
                                                -----------      ---------
GROSS MARGIN                                        204,982        120,282
                                                -----------      ---------
OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE              569,890        111,586
   RESEARCH AND DEVELOPMENT                         446,575        109,180
                                                -----------      ---------
     TOTAL OPERATING EXPENSES                     1,016,465        220,766
                                                -----------      ---------
OPERATING LOSS                                     (811,483)      (100,484)

INTEREST EXPENSE AND OTHER                           (1,151)       (19,971)
INTEREST INCOME                                      36,603            164
                                                -----------      ---------
LOSS BEFORE INCOME TAXES                           (776,031)      (120,291)
INCOME TAXES                                         (1,600)            --
                                                -----------      ---------
        NET LOSS                                $  (777,631)     $(120,291)
                                                ===========      =========

NET LOSS PER SHARE                              $     (0.58)     $      --
PRO FORMA NET LOSS PER SHARE                    $        --      $   (0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING               1,336,538             --
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING            --      1,334,275


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                      1996            1995
REVENUES
  HARDWARE SALES                                $   475,671     $       --
  CONSULTING REVENUES, ROYALTIES AND OTHER          171,496        203,123
                                                -----------      ---------
     TOTAL REVENUES                                 647,167        203,123

COST OF REVENUES                                    334,639         41,522
                                                -----------      ---------
GROSS MARGIN                                        312,528        161,601
                                                -----------      ---------
OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE            1,038,661        195,025
   RESEARCH AND DEVELOPMENT                         827,383        180,411
                                                -----------      ---------
     TOTAL OPERATING EXPENSES                     1,866,044        375,436
                                                -----------      ---------
OPERATING LOSS                                   (1,553,516)      (213,835)

INTEREST EXPENSE AND OTHER                           (2,139)       (39,122)
INTEREST INCOME                                      78,444            446
                                                -----------      ---------
LOSS BEFORE INCOME TAXES                         (1,477,211)      (252,511)
INCOME TAXES                                         (2,400)          (800)
                                                -----------      ---------
        NET LOSS                                $(1,479,611)     $(253,311)
                                                ===========      =========

NET LOSS PER SHARE                              $     (1.11)     $      --
PRO FORMA NET LOSS PER SHARE                    $        --      $   (0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING               1,336,448             --
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING            --      1,334,275

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                    1996             1995

NET CASH USED IN OPERATING ACTIVITIES            (1,905,128)      (263,616)
                                                 ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF PROPERTY AND EQUIPMENT            (121,702)        (3,099)
                                                 ----------      ---------
          NET CASH USED IN INVESTING ACTIVITIES    (121,702)        (3,099)
                                                 ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      BORROWINGS - NOTES PAYABLE                         --        145,000
      ISSUANCE OF SERIES B PREFERRED STOCK        1,659,469             --
      SERIES B PREFERRED STOCK ISSUANCE COSTS      (281,950)            --
      PROCEEDS FROM SALE OF COMMON STOCK                107             --
                                                 ----------      ---------
         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                            1,377,626        145,000
                                                -----------      ---------
         NET (DECREASE) IN CASH                    (649,204)      (121,715)

CASH AT BEGINNING OF PERIOD                       2,438,368         76,814
                                                -----------      ---------
CASH AT END OF PERIOD                           $ 1,789,164      $ (44,901)
                                                ===========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    CASH PAID FOR INCOME TAXES                  $     2,400      $     800
    CASH PAID FOR INTEREST                      $     2,394             --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

THE FINANCIAL INFORMATION INCLUDED HEREIN FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995 IS UNAUDITED; HOWEVER, SUCH INFORMATION REFLECTS ALL ADJUSTMENTS CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR THE INTERIM PERIODS.

AS DESCRIBED IN THE REGISTRANT'S FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1996, MOBINETIX IN ITS PRESENT FORM IS THE RESULT OF AN ACQUISITION AGREEMENT BETWEEN PENULTIMATE, INC. AND PENWARE, INC. FOR ACCOUNTING PURPOSES, THE ACQUISITION, WHICH WAS EFFECTIVE JUNE 10, 1996, WAS TREATED AS A REVERSE ACQUISITION. THE HISTORICAL OPERATIONS OF PENWARE, INC. PRIOR TO THE REVERSE ACQUISITION HAVE BEEN PRESENTED AS THE RESULTS OF OPERATIONS FOR THE COMBINED COMPANIES.

ON AUGUST 26, 1996, PENULTIMATE CHANGED ITS CORPORATE NAME.   THE NAME OF THE
REGISTRANT IS NOW MOBINETIX SYSTEMS, INC. ("MOBINETIX," OR THE "COMPANY.")

THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HEREIN HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND THE INSTRUCTIONS TO FORM 10-QSB. THESE INTERIM FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE FORM 10-KSB OF MOBINETIX FOR THE YEAR ENDED JUNE 30, 1996.

THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS PRESENTED ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

ACCOUNTING POLICIES

REFERENCE IS MADE TO NOTE 1 OF NOTES TO FINANCIAL STATEMENTS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NET LOSS PER SHARE

DUE TO THE SIGNIFICANT CHANGE IN THE COMPANY'S CAPITAL STRUCTURE THAT OCCURRED IN CONNECTION WITH THE REVERSE ACQUISITION OF PENULTIMATE, INC. BY PENWARE, INC., IN JUNE 1996, PRO FORMA NET LOSS PER SHARE FOR CALENDAR 1995 HAS BEEN CALCULATED USING PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING. THIS CALCULATION ASSUMES THAT ALL OF THE COMMON SHARES ISSUED AS PART OF THE REVERSE ACQUISITION WERE OUTSTANDING FOR ALL PERIODS PRESENTED.

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE FOR CALENDAR 1996 IS BASED ON THE WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND DILUTIVE COMMON EQUIVALENT SHARES. COMMON EQUIVALENT SHARES RESULT FROM THE ASSUMED EXERCISE OF OUTSTANDING STOCK OPTIONS. THERE WAS NO DILUTIVE EFFECT FROM COMMON EQUIVALENT SHARES FOR THE PERIODS PRESENTED.

INVENTORIES

CLASSIFICATION OF INVENTORIES IS AS FOLLOWS:

                           DEC. 31,
                             1996
                           --------

    FINISHED GOODS        $  17,906
    WORK IN PROCESS              --
    RAW MATERIALS           397,688
                          ---------
    TOTAL                 $ 415,594
                          =========



PREFERRED STOCK

IN OCTOBER 1996, THE COMPANY EFFECTED REVERSE STOCK SPLITS OF 1:2 AND 1:4 FOR THE SERIES B AND SERIES C PREFERRED STOCK, RESPECTIVELY. THE FINANCIAL STATEMENTS HAVE BEEN ADJUSTED TO REFLECT THE SPLITS.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF MOBINETIX SYSTEMS, INC. AND ITS WHOLLY OWNED SUBSIDIARY PENWARE, INC., INCLUDING THE NOTES THERETO (SEE
PART I, ITEM 1). THIS ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

BACKGROUND

MOBINETIX SPECIALIZES IN INTERACTIVE TRANSACTION SYSTEMS. THE COMPANY DEVELOPS AND MARKETS A LINE OF PENWARE(R) BRAND TRANSACTION TERMINALS WITH INTEGRATED SIGNATURE CAPTURE CAPABILITIES TO THE RETAIL, HOSPITALITY, FINANCIAL SERVICES, INSURANCE AND IDENTIFICATION-SECURITY INDUSTRIES. SALES OF HARDWARE DEVICES, SUCH AS THE PENWARE 100 SIGNATURE CAPTURE PAD, COMMENCED IN THE QUARTER ENDED MARCH 31, 1996; REVENUES IN PRIOR PERIODS CONSISTED OF SOFTWARE CONSULTING AND ROYALTY REVENUES, MAINLY FROM MANUFACTURERS OF PERSONAL DIGITAL ASSISTANTS
(PDAS).

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 1995)

THE 170% INCREASE IN REVENUES FROM THE SECOND QUARTER OF FISCAL 1996 TO THE SECOND QUARTER OF FISCAL 1997 IS MAINLY THE RESULT OF SALES OF SIGNATURE TRANSACTION HARDWARE DEVICES, WHICH WERE NOT PART OF THE COMPANY'S PRODUCT PORTFOLIO IN FISCAL 1996.

COST OF SALES INCREASED BY 621% OVER THIS PERIOD, SIMILARLY REFLECTING THE SIGNIFICANT CHANGE IN PRODUCT MIX. IN ADDITION TO CONSUMPTION OF MATERIALS FOR TERMINAL PRODUCTS, COST OF SALES IN THE FIRST QUARTER OF FISCAL 1997 INCLUDED PROVISIONS FOR ROYALTIES AND FUTURE WARRANTY COSTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED BY 411% FROM 1996 TO 1997. THE GROWTH IS LARGELY THE RESULT OF HIGHER PERSONNEL EXPENSES TO SUPPORT BUSINESS GROWTH, INCLUDING TARGETED NEW HIRES IN SUCH AREAS AS EXECUTIVE MANAGEMENT, FIELD SALES, PURCHASING AND PRODUCTION CONTROL AND FINANCE. OTHER AREAS OF INCREASED SPENDING INCLUDED LEGAL FEES, TRAVEL AND TRADE SHOWS, AND PUBLIC RELATIONS.

THE 309% PERCENT YEAR-TO-YEAR INCREASE IN RESEARCH AND DEVELOPMENT EXPENSE IS ALSO LARGELY ATTRIBUTABLE TO PERSONNEL. TO ENABLE THE DESIGN, DEVELOPMENT AND PRODUCTION RAMP OF HARDWARE DEVICES, WHILE CONTINUING TO SUPPORT SOFTWARE DEVELOPMENT, THE COMPANY SIGNIFICANTLY EXPANDED ITS ENGINEERING STAFF, INCLUDING MANAGEMENT. EXPENSES FOR CONSULTING AND ENGINEERING TOOLS AND MATERIALS ALSO INCREASED FROM THE SECOND QUARTER OF FISCAL 1996 TO THE SECOND QUARTER 1997 AS PART OF THE COMPANY'S HARDWARE DEVELOPMENT AND DESIGN EFFORTS.

THE INCREASE IN INTEREST INCOME IS THE RESULT OF RETURNS ON INVESTED PROCEEDS FROM THE COMPANY'S PRIVATE PLACEMENTS OF PREFERRED STOCK IN MAY, JUNE AND JULY 1996. THESE PROCEEDS ARE INVESTED IN MONEY MARKET INSTRUMENTS.

INTEREST AND OTHER EXPENSE DECLINED BY $18,820 FROM FISCAL 1996 TO FISCAL 1997, DUE TO THE CONVERSION OF DEBT. IN JUNE 1996, THE COMPANY CONVERTED A $1 MILLION PROMISSORY NOTE, WHICH HAD BEEN OUTSTANDING AT DECEMBER 31, 1995, TO PREFERRED STOCK. THE COMPANY HAD NO BORROWINGS DURING THE SECOND QUARTER OF FISCAL 1997.

RESULTS OF OPERATIONS (SIX MONTHS ENDED DECEMBER 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 1995)

CHANGES IN REVENUES, COSTS AND EXPENSES FROM THE FIRST HALF OF FISCAL 1996 TO THE FIRST HALF OF FISCAL 1997 RESULT FROM ESSENTIALLY THE SAME FACTORS AND TRENDS AS THOSE OUTLINED ABOVE FOR THE THREE-MONTH COMPARISON PERIOD. FOR THE SIX MONTH COMPARISON PERIODS, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND RESEARCH AND DEVELOPMENT EXPENSES INCREASED BY 433% AND 359%, RESPECTIVELY.

THE RATE OF GROWTH IN PERSONNEL-RELATED SPENDING INCREASED DURING THE SECOND QUARTER OF FISCAL 1997 COMPARED TO THE FIRST QUARTER OF FISCAL 1997 DUE TO NEW HIRES, MAINLY IN ENGINEERING, AND RELOCATION EXPENSES.

CASH AND SOURCES OF LIQUIDITY

THE COMPANY FINANCED OPERATIONS AND OPERATING EXPENDITURES DURING THE FIRST SIX MONTHS OF FISCAL 1997 PRIMARILY WITH PROCEEDS FROM THE PRIVATE SALE OF PREFERRED STOCK IN MAY, JUNE AND JULY 1996.

FINANCING ACTIVITIES, CONSISTING MAINLY OF THE SALE OF PREFERRED STOCK, GENERATED $1,377,626 IN CASH DURING THE FIRST HALF OF FISCAL 1997. THE COMPANY'S OPERATING ACTIVITIES CONSUMED $1,905,128 IN CASH DURING THIS PERIOD, REFLECTING HIGHER OPERATING EXPENSES AND WORKING CAPITAL REQUIREMENTS, PARTICULARLY FOR INVENTORY.

INVESTING ACTIVITIES DURING THE FIRST SIX MONTHS OF FISCAL 1997 CONSISTED MAINLY OF EXPENDITURES FOR LEASEHOLD IMPROVEMENTS AT THE COMPANY'S NEW FACILITY IN SUNNYVALE, CALIFORNIA AND MANUFACTURING AND ENGINEERING TEST EQUIPMENT.

AS OF DECEMBER 31, 1996, THE COMPANY'S PRINCIPAL SOURCES OF LIQUIDITY INCLUDE CASH OF $1.8 MILLION. THE COMPANY HAD NO LONG- OR SHORT-TERM DEBT AND NO SIGNIFICANT CAPITAL COMMITMENTS OTHER THAN THOSE UNDER CAPITAL LEASES.

OUTLOOK

THE COMPANY'S CURRENT FORECASTS INDICATE THAT EXISTING CASH RESOURCES ARE SUFFICIENT TO SUPPORT OPERATIONS INTO THE FOURTH QUARTER OF FISCAL 1997. WORKING CAPITAL REQUIREMENTS ARE EXPECTED TO CONTINUE TO GROW SIGNIFICANTLY IN THE SECOND HALF OF FISCAL 1997 AS THE COMPANY RAMPS UP PRODUCTION AND SALES VOLUMES OF SIGNATURE TRANSACTION DEVICES. MANAGEMENT IS INVESTIGATING CREDIT LINE FINANCING AND ADDITIONAL SALES OF EQUITY, BUT THERE IS NO ASSURANCE THAT ADDITIONAL FUNDING WILL BE AVAILABLE.

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

PART II:  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS WAS HELD ON DECEMBER 2,
        1996.

(b) ALL DIRECTOR CANDIDATES, PAUL C. DALI, AZIZ VALLIANI, AND NAZIM KAREEMI, WERE DULY ELECTED AT THE MEETING.

(c)i. EACH DIRECTOR NOMINEE RECEIVED 3,376,806 VOTES "FOR" ELECTION. THERE WERE NO VOTES "AGAINST", NONE WITHHELD, AND NO ABSTENTIONS OR BROKER NON-VOTES.

(c)ii. THE STOCKHOLDERS RATIFIED THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS INDEPENDENT AUDITORS FOR THE YEAR ENDED JUNE 30, 1997. THE VOTE WAS 3,376,806 VOTES FOR RATIFICATION, NONE AGAINST AND NONE ABSTAINING.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1  1996 STOCK PLAN AND RELATED AGREEMENTS.
     27    FINANCIAL DATA SCHEDULE

(b)  REPORTS ON FORM 8-K

     THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              MOBINETIX SYSTEMS, INC.


DATE: FEBRUARY 13, 1997   BY:  /S/ DAVID M. LICURSE, SR.
                                   ------------------------
                                   DAVID M. LICURSE, SR.
                                   CHIEF FINANCIAL OFFICER AND
                                   VICE PRESIDENT OF OPERATIONS
                                  (PRINCIPAL ACCOUNTING OFFICER)

                                EXHIBIT INDEX

Exhibit 10.1            1996 Stock Plan and related agreements

Exhibit 27              Financial Data Schedule