Form 10-Q
period 1997-03-31
MOBINETIX SYSTEMS INC
filed 1997-05-14
CIK 893855

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ TO _______


                         Commission File Number 0-23152


                             MOBINETIX SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                               33-0253408
(State or other jurisdiction                  of (I.R.S. Employer
 incorporation or organization)                Identification No.)

             500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA    94086
             ------------------------------------------   -------
               (Address of principal executive offices)  (Zip Code)

         Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of April 30, 1997:
1,337,209.


Transitional Small Business Disclosure Format:      Yes  [  ]      No  [X]





================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION                                         3

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet at March 31, 1997        3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1997 and 1996                    4

          Condensed Consolidated Statements of Operations for the
          Nine Months Ended March 31, 1997 and 1996                     5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 1997 and 1996                     6

          Notes to Condensed Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             11

Signature                                                              12

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
AS OF MARCH 31, 1997

ASSETS
Current assets:
   Cash                                                        $ 4,679,579
   Trade accounts receivable, net                                  347,161
   Inventory                                                       399,056
   Prepaid expenses and other current assets                        88,187
                                                               -----------
       Total current assets                                      5,513,983
                                                               -----------
Property and equipment                                             388,598
   Less:   Accumulated depreciation                               (169,878)
                                                               -----------
       Property and equipment, net                                 218,720
                                                               -----------
       Total assets                                            $ 5,732,703
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                            $   139,062
   Accrued liabilities                                             254,690
   Deferred revenues                                             3,990,938
   Current portion of capital lease obligations                     19,321
                                                               -----------
       Total current liabilities                                 4,404,011
                                                               -----------
Capital lease obligations, less current portion                      3,343
                                                               -----------
Stockholders' equity:
   Series B convertible preferred stock                                894
   Series C convertible preferred stock                                 28
   Common stock                                                      1,337
   Additional paid-in capital                                    7,336,382
   Accumulated deficit                                          (6,013,292)
                                                               -----------
       Total stockholders' equity                                1,325,349
                                                               -----------
       Total liabilities and stockholders' equity              $ 5,732,703
                                                               ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

MOBINETIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                    1997            1996
                                                -----------      ---------

Revenues                                        $   471,608      $ 270,649

Cost of revenues                                    231,272        121,872
                                                -----------      ---------
Gross margin                                        240,336        148,777
                                                -----------      ---------
Operating expenses:
   Selling, general and administrative              541,375        415,602
   Research and development                         495,266        260,939
                                                -----------      ---------
     Total operating expenses                     1,036,641        676,541
                                                -----------      ---------
Operating loss                                     (796,305)      (527,764)

Interest expense and other                           (1,100)       (25,944)
Interest income                                      15,521            360
                                                -----------      ---------
Loss before income taxes                           (781,884)      (553,348)
Income taxes                                             --             --
                                                -----------      ---------
        Net loss                                $  (781,884)     $(553,348)
                                                ===========      =========

Net loss per share                              $     (0.58)     $      --
Pro forma net loss per share                    $        --      $   (0.41)

Weighted average shares outstanding               1,337,001             --
Pro forma weighted average shares outstanding            --      1,334,275

              The accompanying notes are an integral part of these
                         condensed financialstatements.


MOBINETIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                    1997            1996
                                                 ----------     ----------

Revenues                                         $1,118,775     $  473,772

Cost of revenues                                    565,911        163,394
                                                -----------      ---------
Gross margin                                        552,864        310,378
                                                -----------      ---------
Operating expenses:
   Selling, general and administrative            1,580,036        610,626
   Research and development                       1,322,649        441,350
                                                -----------      ---------
     Total operating expenses                     2,902,685      1,051,976
                                                -----------      ---------
Operating loss                                   (2,349,821)      (741,598)

Interest expense and other                           (3,239)       (65,066)
Interest income                                      93,965            806
                                                -----------      ---------
Loss before income taxes                         (2,259,095)      (805,858)
Income taxes                                         (2,400)          (800)
                                                -----------      ---------
        Net loss                                $(2,261,495)     $(806,658)
                                                ===========      =========

Net loss per share                              $     (1.69)     $      --
Pro forma net loss per share                    $        --      $   (0.60)

Weighted average shares outstanding               1,336,632             --
Pro forma weighted average shares outstanding            --      1,334,275

    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                    1997            1996
                                                 ----------      ---------
Net cash provided by (used in) operating
  activities                                      1,041,748       (832,947)
                                                 ----------      ---------
Cash flows from investing activities:
     Purchase of property and equipment            (153,165)        (4,610)
                                                 ----------      ---------
          Net cash used in investing activities    (153,165)        (4,610)
                                                 ----------      ---------
Cash flows from financing activities:

      Borrowings - notes payable                         --        914,000
      Issuance of Series B convertible Preferred
        Stock                                     1,634,469             --
      Series B Preferred Stock issuance costs      (281,950)            --
      Proceeds from sale of common stock                109             --
                                                 ----------      ---------
         Net cash provided by financing
            activities                            1,352,628        914,000
                                                -----------      ---------
         Net increase in cash                     2,241,211         76,443

Cash at beginning of period                       2,438,368         76,814
                                                -----------      ---------
Cash at end of period                           $ 4,679,579      $ 153,257
                                                ===========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                  $     2,400      $     800
    Cash paid for interest                      $     3,239             --

The accompanying notes are an integral part of these condensed financial statements.


MOBINETIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

BASIS OF PRESENTATION

The financial information included herein for the three-month and nine-month periods ended March 31, 1997 and March 31, 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

As described in the Registrant's Form 10-KSB for the year ended June 30, 1996, the Registrant in its present form is the result of an acquisition agreement between PenUltimate, Inc. and PenWare, Inc. For accounting purposes, the acquisition, which was effective June 10, 1996, was treated as a reverse acquisition. The historical operations of PenWare, Inc. prior to the reverse acquisition have been presented as the results of operations for the combined companies.

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


NET LOSS PER SHARE

Due to the significant change in the Company's capital structure that occurred in connection with the reverse acquisition of PenUltimate, Inc. by PenWare, Inc., in June 1996, pro forma net loss per share for fiscal 1996 has been calculated using pro forma weighted average shares outstanding. This calculation assumes that all of the common shares issued as part of the reverse acquisition were outstanding for all periods presented.

Net loss per common and common equivalent share for fiscal 1997 is based on the weighted average common shares outstanding and dilutive common equivalent shares. Common equivalent shares result from the assumed exercise of outstanding stock options. There was no dilutive effect from common equivalent shares for the periods presented.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion (ABPO) No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to ABPO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three months ended March 31, 1997, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed consolidated statement of operations.

INVENTORIES

Classification of inventories is as follows:

                           Mar. 31,
                             1996
                            -------
    Finished goods        $  47,955
    Work in process          23,655
    Raw materials           327,446
                            -------
    Total                 $ 399,056
                            =======


PREFERRED STOCK

In October 1996, the Company effected reverse stock splits of 1:2 and 1:4 for the Series B and Series C Preferred Stock, respectively. The financial statements have been adjusted to reflect the splits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see
Part I, Item 1). This analysis contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 1997 COMPARED TO THREE MONTHS ENDED MARCH 1996)

Higher sales from PDA software development were the main reason for the 74% overall increase in revenues over this period. The Company had no such revenues in the third quarter of fiscal 1996. Sales of hardware devices comprise an increasing majority of the Company's revenues.

Cost of sales increased by 90% from the third quarter of fiscal 1996 to the same quarter of fiscal 1997. In addition to the costs associated with higher software revenues, the Company experienced increased product costs as a result of changes in hardware product mix. In fiscal 1997, the Company launched new transaction terminals, including the PenWare 3000. Hardware revenues in the third quarter of fiscal 1996 were derived from more mature terminal products, which had relatively high margins.

Selling, general and administrative expenses increased by 30% from 1996 to 1997. The growth is largely the result of higher personnel expenses to support business growth, including targeted new hires in such areas as field sales, operations and finance. The Company also increased its sales and marketing efforts, including travel and trade shows, and public relations.

The 90% percent year-to-year increase in research and development expense is also largely attributable to personnel, specifically key engineering talent. Expenses for consulting, materials and non-recurring engineering activities also increased from the third quarter of fiscal 1996 to the third quarter of 1997 as part of the Company's hardware development and design efforts.

The increase in interest income is the result of returns on invested proceeds from the Company's private placements of preferred stock in May, June and July 1996. These proceeds are invested in money market instruments.

Interest and other expense declined by $61,827 from fiscal 1996 to fiscal 1997, due to the conversion of debt. In June 1996, the Company converted a $1 million promissory note to preferred stock. Borrowings as of March 31, 1996 also included an additional $800,000 in notes payable, which was repaid prior to June 1996. The Company had no borrowings during the third quarter of fiscal 1997.


RESULTS OF OPERATIONS (NINE MONTHS ENDED MARCH 1997 COMPARED TO NINE MONTHS ENDED MARCH 1996)

Sales of interactive transaction terminals, which were not part of the Company's product portfolio during the first half of fiscal 1996, were the major reason for the 136% increase in nine-month revenues.

Changes in costs and expenses from the first nine months of fiscal 1996 to the first nine months of fiscal 1997 result from essentially the same factors and trends as those outlined above for the three-month comparison period. For the nine-month comparison periods, selling, general and administrative expenses and research and development expenses increased by 159% and 200%, respectively.

CASH AND SOURCES OF LIQUIDITY

The Company financed operations and operating expenditures during the first nine months of fiscal 1997 primarily with proceeds from the private sale of preferred stock in May, June and July 1996.

Financing activities, consisting mainly of the sale of preferred stock, generated $1,352,628 in cash during the first nine months of fiscal 1997. The Company's operating activities provided $1,041,748 in cash. A $4 million contract prepayment in March 1997 from a major customer offset higher operating expenses and working capital requirements, particularly for inventory.

Investing activities during the first nine months of fiscal 1997 consisted mainly of expenditures for leasehold improvements at the Company's facility in Sunnyvale, California; manufacturing and engineering test equipment; and a new financial software system.

As of March 31, 1997, the Company's principal source of liquidity consisted of cash of $4.7 million. The Company had no long- or short-term debt and no significant capital commitments other than those under capital leases.

OUTLOOK

The Company's current forecasts indicate that existing cash resources are sufficient to support operations into the second quarter of fiscal 1998. Working capital requirements are expected to continue to grow significantly as the Company ramps up production and sales volumes of signature transaction devices. Management is in final negotiations for a $3 million bank line of credit and is investigating additional sales of equity or debt financing, but there is no assurance that additional equity or debt funding will be available.

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

The Company signed a subcontract with a supplier of terminal devices and received a $3.8 million prepayment in the quarter ended March 31, 1997. The funds are being used to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue; revenue recognition in future periods will depend on the Company's ability to perform under the contract.

PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.




Date:   May 9, 1997          By:  /s/ DAVID M. LICURSE, SR.
                                  -----------------------------
                                  David M. Licurse, Sr.
                                  Chief Financial Officer and
                                  Vice President of Operations
                                  (principal accounting officer)

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        ----------

      27                      Financial Data Schedule