Form 10KSB
period 1997-06-30
MOBINETIX SYSTEMS INC
filed 1997-09-29
CIK 893855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (fee required)

                     For the fiscal year ended June 30, 1997

          [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $2,007,431

The aggregate market value of the voting stock held by non-affiliates computed based on the average bid and asked closing price of the Registrant's Common Stock on September 23, 1997 was approximately $860,000. As of September 23, 1997, there were approximately 1,340,000 shares of the Registrant's common stock, par value $.001 per share, outstanding.

Documents incorporated by reference (to the extent indicated herein):
Proxy Statement for Annual Meeting of Stockholders to be held December 4, 1997 (incorporated in Part III of this Form 10-K).

Transitional Small Business Disclosure Format  [ ] Yes   [x] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT MOBINETIX'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MOBINETIX'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." UNLESS REQUIRED BY LAW, THE COMPANY TAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

The Company in its present form is the result of a fiscal 1996 acquisition agreement between PenUltimate, Inc. ("PenUltimate") and PenWare Inc.
("PenWare").   The former operations of PenUltimate, which had been engaged in developing and marketing application software products for sales and other mobile professionals, were discontinued in January 1996. In June 1996, common and preferred stockholders of PenWare exchanged their holdings in PenWare for shares of PenUltimate common stock, and PenWare became a wholly owned subsidiary of PenUltimate. In August 1996, PenUltimate changed its name to MobiNetix Systems, Inc. ("MobiNetix").

PenWare was incorporated in 1983 and developed and sold several software products, including the PenCell(R) spreadsheet for personal digital assistants ("PDAs"). In 1995, PenWare acquired the rights to certain technology from Inforite Corporation ("Inforite") and now develops and sells products such as the PenWare 100 signature capture pad and the PenWare 3000, a signature transaction device for paperless environments. Certain members of the Company's executive team also joined PenWare from Inforite.

BUSINESS OF THE COMPANY

PRINCIPAL PRODUCTS. The mission of the successor company, MobiNetix, including its PenWare subsidiary, is to develop and market state-of-the-art interactive transaction terminals and consumer-friendly applications to the retail, hospitality, financial services,insurance and identification/security industries.

Current products include the PenWare 100 signature transaction terminal and the PenWare 3000 universal transaction terminal which can be used for signature capture, pin input, advertising, customer surveys and applications.

The PenWare 3000 includes an integrated magnetic stripe reader, a large backlit data entry and display screen, and an open-platform, expandable design. Other products include recently-released PenWare 1000 series signature transaction terminals. Software products include the PenCell spreadsheet for various PDA platforms.

CUSTOMER BASE. During fiscal 1995, PenWare derived over 85% of its revenues from four manufacturers of pen-based computers and PDAs in the U.S. and Japan. Substantially all of these revenues were related to software development, consulting and royalties. In 1996 and 1997, due in large part to an increased proportion of hardware items in the product mix, there was significantly less dependence on these customers.

MARKETS AND STRATEGIES. During fiscal 1996 and 1997, PenWare provided point-of-transaction systems and electronic signature capture capability to companies seeking methods to eliminate paper based systems. PenWare has also worked closely with a number of established System Integrators, Value Added Resellers ("VARs") and Original Equipment Manufacturers ("OEMs").

Moving forward, the Company seeks to broaden its electronic signature capture and paperless transactions solutions to participate in the growth and evolution of the electronic commerce market. The Company currently considers itself a solutions provider capable of providing available technology through proprietary configurations to vertical markets. These markets are characterized by numerous large-company customers who have an existing need to improve cost efficiency, productivity and accuracy in the basic operating functions of their businesses.

The Company possesses two primary core competencies: transaction devices and expertise in the development of application software. The Company believes it is well positioned to leverage its current strengths in software and systems design to address and penetrate existing and evolving transaction markets.

The Company's primary strategy is to exploit its historical investment and expertise in application software and cost effective hardware design through a five point strategy focused on: (i) increasing sales and marketing activities that target major end-users; (ii) emphasizing rapid adoption of its technologies as an industry standard in certain vertical markets, (iii) opportunistically forming strategic relationships and working closely with channel partners, (iv) continuing to stay ahead of the technology curve by focusing on price/performance leadership in its approach to product development, and (v) maintaining a balance with respect to its ability to develop proprietary software and hardware, thereby positioning the Company to control the creation of the highest value-added complete solutions available to its vertical target markets. The Company's strategy is to continue selling universal transaction devices to the growing market in point of sale, identification/security, finance/banking, health care and electronic commerce.

The Company currently participates in two existing markets, each of which is related to, and acts as a method of entry to, the broader solutions markets that the Company targets in its long-term strategy. The Company's universal transaction products participate in the Card Authorization Terminal ("CAT") market, and the Company's PenCell software is designed for the PDA market.

COMPETITION. Competition in the electronic signature device market is likely to increase. The Company competes with a number of companies, some of which have greater financial, technical and marketing resources than the Company. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including product pricing, quality and performance; success in developing new products; adequate manufacturing arrangements and supply of components and materials; effectiveness of sales and marketing resources and strategies; strategic relationships with suppliers, system integrators, VARs and major accounts; timing of new product introductions by the Company and its competitors; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future. The Company depends to a great extent on certain technologies underlying its products.

PATENTS. The Company has no patents and relies primarily on trade secret protection of its intellectual property and, in certain cases, exclusive licensing agreements. MobiNetix is seeking certain patent or other similar protection, but there is no assurance that it will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The electronics and software industries are characterized by frequent litigation regarding patent and other intellectual property rights, and litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims.

COSTS OF ENVIRONMENTAL COMPLIANCE. The Company is aware of the presence of hazardous materials present in the soil and/or groundwater of certain property formerly leased by the Company. Though the Company believes it was not involved in the deposition of those materials and has received no notice of investigation or claim with respect to such hazardous material, the mere presence of them may subject the Company to environmental litigation or liability at some point in the future.

EMPLOYEES. As of June 30, 1997, the Company, through PenWare, had 3 part-time and 42 full-time employees, including 9 in sales and marketing; 24 in research and development; 9 in finance and operations; and 3 in administration. None is subject to collective bargaining agreements, and the Company considers its employee relations to be good.

RESEARCH AND DEVELOPMENT. The Company spent $908,903 and $1,946,078 on research and development in fiscal 1996 and 1997, respectively.


ITEM 2.  PROPERTIES

The Company's operations, including engineering, administration and other internal functions, are based in a 7,800 square foot leased facility in Sunnyvale, California. The Company's lease expires in June 1999. Due to its rapid growth during fiscal 1997, the Company is evaluating alternatives for additional space for operations during fiscal 1998.

The Company outsources its manufacturing and repair work to independent companies in Fremont and Sunnyvale, California. A portion of inventory costs is governed by a manufacturing agreement assumed from Inforite, and the Fremont company has a right of first refusal for PenWare manufacturing. The Company conducts competitive bidding for its current and future outsourcing needs.

The Company does not currently own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the periods covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock and Common Stock Purchase Warrants of the Company's predecessor, PenUltimate, traded on the OTC Bulletin Board under the symbols
PNLT and PNLTW, respectively, from August 1995 to January 1997.   In January
1997, the Company's stock symbol was changed to NETX. The Common Stock continues to be traded on the OTC Bulletin Board under the new symbol.

The following table sets forth split adjusted market prices for the Company's Common Stock and Common Stock Purchase Warrants. The table reflects the two-year high and low bid prices for these securities as reported by the Nasdaq Small Cap Market through August 2, 1995 and on the OTC Bulletin Board for subsequent periods.

Common Stock

Year        Period                          Bid prices ($)
                                             High    Low
1996      First Quarter                      54.20  20.59
          Second Quarter                     33.98   8.67
          Third Quarter                      23.74  10.84
          Fourth Quarter                     15.18   6.50

1997      First Quarter                       8.00   4.00
          Second Quarter                      5.50   1.25
          Third Quarter                       7.25   2.25
          Fourth Quarter                      5.75   3.63

Warrants

Year        Period                          Bid prices
                                            High   Low
1996      First Quarter                     *      *
          Second Quarter                    *      *
          Third Quarter                     *      *
          Fourth Quarter                    *      *

1997      First Quarter                     *      *
          Second Quarter                    *      *
          Third Quarter                     *      *
          Fourth Quarter                    *      *

* There was no significant activity for the periods presented.

The quotations set forth above reflect market prices between dealers, without retail mark-up, mark-down, or commission and may not represent actual transactions. The bid and ask prices for the common stock on September 23, 1997
were $3.25 and $3.63, respectively.   The Company's Common Stock was held by
approximately 350 stockholders of record as of June 30, 1997.

The Company has never paid a dividend and has no plans to do so. The Company currently intends to retain future earnings, if any, to fund business growth and development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto. The discussion contains certain forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

As discussed further in Note 1 to the MobiNetix fiscal 1997 financial statements, the Company's merger with PenWare was treated as a reverse acquisition for accounting purposes. Accordingly, the historical operations of PenWare for all periods prior to the acquisition have been presented as the results of operations for the combined companies.

OPERATING RESULTS. Sales of signature capture and interactive transaction devices, which were not part of the Company's product portfolio during the first half of fiscal 1996, were the major factor in the overall 151% increase in net revenues from 1996 to 1997. Sales of such devices now represent an increasing majority of the Company's overall revenues.

Gross margin for fiscal 1997 was 49%, compared to 56% in fiscal 1996.   The
decrease in margin percentage is primarily attributable to the higher proportion of hardware devices in the product mix and costs associated with ramping volume production of new products.

Research and development expenses rose by 114% from fiscal 1996 to fiscal 1997. This increase is primarily attributable to personnel, particularly key
engineering talent.   Expenses for technology consulting, materials and
non-recurring engineering activities also rose significantly in connection with the Company's terminal development and design efforts. Research and development expenses are generally charged to operations as incurred. In accordance with SFAS 86, the Company capitalizes software development costs when technological feasibility has been established (see Note 1 to the Consolidated Financial Statements). Costs eligible for capitalization during 1996 and 1997 were insignificant, and the Company charged all software development costs to research and development expense.

Selling, general and administrative expense grew by 113% from fiscal 1996 to fiscal 1997. The increase resulted largely from higher personnel expenses incurred to support business growth, including targeted hires in such critical areas as executive management, field sales, finance and manufacturing operations. The Company also increased its spending on sales and marketing efforts, including trade show participation and public relations activities.

Interest and other income was significantly higher in fiscal 1997 compared to fiscal 1996, due mainly to investment returns on the proceeds from private placements completed in late 1996 and early 1997. Interest expense declined sharply in fiscal 1997 compared to 1996. In connection with its refinancing in June 1996, the Company repaid or converted into preferred stock all of its outstanding loans, including $140,000 in accrued interest (see "Liquidity and capital resources," below). The Company had no borrowings during fiscal 1997; interest expense during the year is related principally to capital leases.

LIQUIDITY AND CAPITAL RESOURCES. During fiscal 1996 and 1997, the Company financed its operations and capital expenditures primarily from proceeds from the private placements of Preferred Stock and, in 1996, from certain notes payable.

The Company sold 894,358 shares of Preferred Stock in a series of private placements in late fiscal 1996 and early fiscal 1997, receiving net proceeds of approximately $4.1 million. Prior to the reverse merger discussed in Note 1 to the Consolidated Financial Statements, PenWare owed a significant investor $1.0 million; the same investor owned shares of PenWare preferred stock with a carrying value of $0.9 million. In connection with the reverse merger, the note and preferred stock held by this investor were exchanged for 28,125 shares of the Company's Series C Preferred Stock, which is convertible into 1,125,000 shares of Common Stock.

During fiscal 1996, the Company borrowed $1.4 million from various private investors to finance operations. In June 1996, in connection with the reverse acquisition, the Company repaid $0.3 million of these borrowings in cash. The remainder was converted into shares of the Company's Series B convertible Preferred Stock.

At June 30, 1997, the Company's principal sources of liquidity include cash of $3.4 million and a line of credit. At June 30, 1997, the Company had no long- or short-term debt and no significant capital commitments other than those under capital leases.

During the third quarter of fiscal 1996, the Company borrowed $469,000 under an unsecured line of credit guaranteed by a major stockholder. This loan, together with accrued interest, was repaid in full in June 1996 in connection with the private placements.

The Company's financing activities generated $1.4 million and $3.9 million in cash during fiscal 1997 and 1996, respectively, mainly from the sale of preferred stock. Operating activities consumed $145,090 in cash during fiscal 1997, compared to $1.4 million in 1996. A contract prepayment from a major customer offset the Company's growing working capital requirements and is being accounted for as deferred revenue.

OUTLOOK. The Company is currently pursuing a debt transaction which, upon completion and in conjunction with existing cash and other financing resources, would provide adequate financing for 1998. The Company expects to raise approximately $3 million from the issuance of subordinated notes. The Company has received a commitment letter from the placement agent/purchaser of the notes and expects to complete this transaction no later than November 1997. Working capital requirements for inventory and receivables, both of which were higher in 1997 than in 1996 due to the Company's transition toward hardware sales and development, are expected to grow further in fiscal 1998 as the Company continues to ramp up production and sales volumes of interactive terminal devices. Management has also arranged a $3 million bank line of credit which is subject to borrowing base formulas and other conditions. Additional sales of equity are being considered, but there is no assurance that additional funding will be available.

The Company signed a subcontract with a supplier of terminal devices and
received a $3.8 million prepayment in February 1997.   The funds are being used
to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue; recognition in future periods will depend on the Company's ability to perform under the contract.

MobiNetix believes that is has the technical and marketing skills and product offerings necessary for future success. However, the Company has yet to be profitable and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and schedules required by Item 7 are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in the Company's Form 8-K dated July 23, 1996, the Board of Directors voted on July 17, 1996 to (i) engage Arthur Andersen LLP as the independent public accountants for the Company and to (ii) dismiss Corbin & Wertz as such independent accountants.

During the two fiscal years ended June 30, 1995 and the subsequent interim period through July 17, 1996, (i) there were no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) Corbin & Wertz did not advise the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304 (a)(1)(v).

The accountants' report of Corbin & Wertz on the consolidated financial statements of PenUltimate for the years ended June 30, 1995 and June 30, 1994, as reported on Form 10-KSB, included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The Company has since completed a reverse acquisition with PenWare, as reported on the Company's report on Form 8-K dated June 10, 1996.

F1

                            MOBINETIX SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-2

CONSOLIDATED BALANCE SHEET                                          F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-7

F2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of MobiNetix Systems, Inc.:

We have audited the accompanying consolidated balance sheet of MobiNetix Systems, Inc. (a Delaware corporation) and subsidiary as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MobiNetix Systems, Inc. and subsidiary as of June 30, 1997, and the results of its operations and its cash flows for the two years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP

San Jose, California
August 8, 1997

F3


                             MOBINETIX SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               as of June 30, 1997

ASSETS
Current assets:
   Cash and equivalents                                             $ 3,421,489
   Accounts receivable, less allowance for
      doubtful accounts of $58,889                                      296,934
   Inventories                                                        1,357,857
   Prepaid expenses and other current assets                            116,106
                                                                    -----------
       Total current assets                                           5,192,386
                                                                    -----------
Property and equipment:
   Computer equipment and software                                      320,151
   Furniture and equipment                                              142,454
                                                                    -----------
       Total property and equipment                                     462,605
   Less:   Accumulated depreciation                                    (201,367)
                                                                    -----------
       Property and equipment, net                                      261,238
                                                                    -----------
       Total assets                                                 $ 5,453,624
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   904,864
   Accrued liabilities and other                                        404,890
   Deferred revenues                                                  3,692,260
                                                                    -----------
       Total current liabilities                                      5,002,014
                                                                    -----------
Commitments (Note 9)                                                       --

Stockholders' equity:
   Series B convertible preferred stock,
     par value $0.001, 882,353 shares authorized;
     liquidation preference of $7,500,000;
     894,358 shares issued and outstanding                                  894
   Series C convertible preferred stock,
     par value $0.001, 28,125 shares authorized;
     liquidation preference of $2,250,000;
     28,125 shares issued and outstanding                                    28
   Common stock, par value $.001; 20,000,000
     shares authorized; 1,339,750 shares
     issued and outstanding                                               1,340
   Additional paid-in capital                                         7,339,134
   Accumulated deficit                                               (6,889,786)
                                                                    -----------
       Total stockholders' equity                                       451,610
                                                                    -----------
       Total liabilities and stockholders' equity                   $ 5,453,624
                                                                    ===========



The accompanying notes are an integral part of the financial statements.

F4


                             MOBINETIX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the fiscal years ended June 30, 1997 and 1996



                                                           1997                  1996
Revenues                                               $ 2,007,431           $   799,344
Cost of revenues                                         1,029,390               349,345
                                                       -----------           -----------
Gross margin                                               978,041               449,999
                                                       -----------           -----------
Operating expenses:
   Selling, general and administrative                   2,312,289             1,086,661
   Research and development                              1,946,078               908,903
                                                       -----------           -----------
     Total operating expenses                            4,258,367             1,995,564
                                                       -----------           -----------
Operating loss                                          (3,280,326)           (1,545,565)

Interest expense and other                                  (4,062)             (110,742)
Interest income                                            148,799                 7,902
                                                       -----------           -----------
Income before income taxes                              (3,135,589)           (1,648,405)
Income taxes                                                (2,400)                 (800)
                                                       -----------           -----------
        Net loss                                       $(3,137,989)          $(1,649,205)
                                                       ===========           ===========

Net loss per share                                     $     (2.35)
Pro forma net loss per share                                                 $     (1.23)

Weighted average shares outstanding                      1,337,417
Pro forma weighted average shares outstanding                                  1,334,275


The accompanying notes are an integral part of the financial statements.

F5

                             MOBINETIX SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the fiscal years ended June 30, 1997 and 1996



                                                Series B                     Series C
                                            Preferred Stock               Preferred Stock                 Common Stock
                                         Shares         Amount         Shares         Amount          Shares         Amount
                                      -----------    -----------    -----------    -----------     -----------     -----------
Balances as of June 30, 1995                 --      $      --           12,500    $   989,269         313,021     $       314

Cancellation of PenWare shares
   in reorganization (Note 1)                --             --             --             --          (313,021)           (314)
Conversion of promissory note and
   Series A Preferred Stock                  --             --           15,625       (989,241)           --              --
Shares issued to management                  --             --             --             --         1,085,809           1,086
Shares issued to PenUltimate
   stockholders                              --             --             --             --           250,000             250
Shares issued by private placement        431,224            431           --             --              --              --
Shares issued through conversion
   of bridge loans                        196,287            196           --             --              --              --
Net loss                                     --             --             --             --              --              --
                                      -----------    -----------    -----------    -----------     -----------     -----------
Balances as of June 30, 1996              627,511            627         28,125             28       1,335,809           1,336

Shares issued by private placement        266,847            267           --             --              --              --
Options exercised                            --             --             --             --             3,941               4
Net loss                                     --             --             --             --              --              --
                                      -----------    -----------    -----------    -----------     -----------     -----------
Balances as of June 30, 1997              894,358    $       894         28,125    $        28       1,339,750     $     1,340
                                      ===========    ===========    ===========    ===========     ===========     ===========

                                                                      Additional
                                                                        Paid in
                                                                        Capital
Balances as of June 30, 1995                                          $   12,590

Cancellation of PenWare shares
   in reorganization (Note 1)                                               --
Conversion of promissory note and
   Series A Preferred Stock                                            2,156,068
Shares issued to management                                                 --
Shares issued to PenUltimate
   stockholders                                                           23,563
Shares issued by private placement                                     2,724,197
Shares issued through conversion
   of bridge loans                                                     1,067,604
Net loss                                                                    --
                                                                      ----------
Balances as of June 30, 1996                                           5,984,022

Shares issued by private placement                                     1,352,252
Options exercised                                                          2,860
Net loss                                                                    --
                                                                      ----------
Balances as of June 30, 1997                                          $7,339,134
                                                                      ==========

                                                 Accumulated            Total
                                                   Deficit           Stockholders'
                                                                   Equity (deficit)
Balances as of June 30, 1995                      $(2,102,592)      $(1,100,419)

Cancellation of PenWare shares
   in reorganization (Note 1)                            --                (314)
Conversion of promissory note and
   Series A Preferred Stock                              --           1,166,827
Shares issued to management                              --               1,086
Shares issued to PenUltimate
   stockholders                                          --              23,813
Shares issued by private placement                       --           2,724,628
Shares issued through conversion
   of bridge loans                                       --           1,067,800
Net loss                                           (1,649,205)       (1,649,205)
                                                  -----------       -----------
Balances as of June 30, 1996                       (3,751,797)        2,234,216

Shares issued by private placement                       --           1,352,519
Options exercised                                        --               2,864
Net loss                                           (3,137,989)       (3,137,989)
                                                  -----------       -----------
Balances as of June 30, 1997                      $(6,889,786)      $   451,610
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

F6
                            MOBINETIX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the fiscal years ended June 30, 1997 and 1996

                                                          1997           1996
                                                      -----------     -----------
Cash flows from operating activities:
  Net loss                                            $(3,137,989)    $(1,649,205)
                                                      -----------     -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       103,441           9,960
      Provision for bad debts                              38,576          20,313
  Changes in operating assets and liabilities:
     Accounts receivable                                 (200,748)       (153,031)
     Inventories                                       (1,202,349)       (130,508)
     Prepaid expenses and other current assets            (15,420)         79,681
     Other assets                                            --             5,382
     Accounts payable                                     671,617         222,102
     Accrued liabilities                                  113,711         127,168
     Deferred revenues                                  3,484,071          32,276
                                                      -----------     -----------
          Net cash used in operating activities          (145,090)     (1,435,862)
                                                      -----------     -----------
Cash flows from investing activities:
     Purchase of property and equipment                  (227,172)        (68,097)
                                                      -----------     -----------
          Net cash used in investing activities          (227,172)        (68,097)
                                                      -----------     -----------
Cash flows from financing activities:

      Borrowings - credit line                               --           469,000
      Repayments - credit line                               --          (469,000)
      Borrowings - notes payable                             --         1,470,000
      Repayments - notes payable                             --          (332,200)
      Issuance of Series B Preferred Stock, net         1,352,519       2,724,628
      Proceeds from issuance of common stock                2,864           3,085
                                                      -----------     -----------
         Net cash provided by financing activities      1,355,383       3,865,513
                                                      -----------     -----------
         Net increase in cash                             983,121       2,361,554

Cash and equivalents at beginning of year                2,438,368          76,814
                                                      -----------     -----------
Cash and equivalents at end of year                    $ 3,421,489     $ 2,438,368
                                                      ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                        $     1,200     $       800
    Cash paid for interest                            $     4,062     $     1,723

Non-cash investing and financing activities:
    Conversion of note payable to Preferred Stock            --       $ 2,234,627
    Acquisition of PenUltimate net assets                    --       $    21,500


The accompanying notes are an integral part of the financial statements.

F7

                             MOBINETIX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION AND OPERATIONS

MobiNetix Systems, Inc. ("MobiNetix" or the "Company"), a Delaware Corporation, (formerly PenUltimate, Inc.), develops and markets devices for paperless environments and computing software and hardware that is targeted for use in the retail, hospitality, financial services,insurance and identification/security industries, principally in the United States. The Company is subject to a number of risks common to companies at a similar stage of development, including the need to obtain adequate financing, competition from firms that have greater financial resources than the Company, reliance on contract manufacturers, a history of operating losses and dependence on key personnel.

The Company in its present form is the result of an acquisition agreement between PenUltimate, Inc. ("PenUltimate"), and PenWare Inc. ("PenWare"). In June 1996, common and preferred stockholders of PenWare exchanged their holdings in PenWare for shares of PenUltimate common stock, and PenWare became a wholly owned subsidiary of PenUltimate. In August 1996, PenUltimate changed its name to MobiNetix Systems, Inc.

After giving effect to a reverse stock split and exchange, wherein existing PenUltimate stockholders received 250,000 common shares for their outstanding 16,740,934 common shares, PenUltimate issued to the PenWare stockholders 1,084,275 shares of common stock and 28,125 shares of Series C preferred stock in consideration of the transaction. After completion of the transaction, the former stockholders of PenWare held approximately 90% of the voting power in PenUltimate.

For accounting purposes, the acquisition has been treated as a reverse acquisition. The historical operations of PenWare for all periods prior to the reverse acquisition have been presented as the results of operations for the combined companies. No pro forma statement of operations is presented because PenUltimate was inactive prior to the acquisition and its former business operations had ceased.

As a result of the reverse acquisition, common stock of the combined companies represented the capital of PenWare at the date of the reverse acquisition plus the fair market value of PenUltimate's remaining assets and liabilities. The shares issued to effect the reverse acquisition have been assigned a value of $21,500, based on the fair market value of the assets acquired at the closing date.

Prior to the reverse acquisition discussed above, PenWare had entered into a series of transactions wherein it acquired the rights to certain handheld computer technology for $125,000. The Company subsequently decided not to pursue further development of this computer, and the $125,000 purchase price was written off as in-process research and development in fiscal 1996.

In a related transaction, PenWare also acquired the rights to certain signature pad technology together with the rights to use certain inventory related to the manufacture of signature pads. The Company recorded the purchase of the inventory at fair market value, which exceeds the amount the Company expects to pay as it utilizes the inventory. The excess of the fair market value over the purchase price has been recorded as deferred credit in the accompanying financial statements. The deferred credit is being amortized as the related inventory is used.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided upon shipment.

The Company licenses its software to original equipment manufacturers ("OEMs") under the terms of development and license agreements. Revenue for the development of software is generally recognized using the percentage-of-completion method, on a cost-to-cost basis. If no basis for determining the percentage of completion exists, the completed contract method is used. Royalty revenues derived from OEM sales of products to end users are recognized when the OEM advises the Company that the products have shipped.

Other software product revenues are recognized when the related products are shipped, provided there are no significant post-delivery obligations, payment is probable, and payment is due within one year. The Company does not sell post-contract support services. Payments received from customers for which the related services have not been performed or for which the royalties have not been earned, are recorded as deferred revenues.

Cost of revenues for hardware sales consists mainly of purchased electronic components and contract assembly labor. Cost of revenues for consulting includes primarily salaries, benefits, and overhead costs related to development personnel, as well as cost of media on which the product is delivered.

RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," required capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. As of June 30, 1997 and 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

INVENTORY

Inventory is carried at the lower of cost, as determined on a first-in, first-out basis, or market. At June 30, 1997, the Company's inventories were as follows:

               Raw materials      $1,132,795
               Work in process        40,537
               Finished goods        184,525
                                  ----------
                 Total            $1,357,857
                                  ==========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets, generally three to five years.

NET LOSS PER SHARE

Net loss per common and common equivalent share for fiscal 1997 is based on the weighted average common shares outstanding and dilutive common equivalent shares. Common equivalent shares result from the assumed exercise of outstanding stock options. There was no dilutive effect from common equivalent shares for the periods presented.

Due to the significant change in the Company's capital structure that occurred in connection with the reverse acquisition discussed above, net loss per share for fiscal 1996 has been calculated using pro forma weighted average shares outstanding. This calculation assumes that all of the common shares issued as part of the reverse acquisition were outstanding for fiscal 1996.


RECLASSIFICATIONS

Certain amounts for fiscal years prior to 1997 have been reclassified to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

No adjustments were required pursuant to the Company's fiscal 1997 adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of.

SFAS 123, "Accounting for Stock-Based Compensation," which also became effective in fiscal 1997, establishes a fair value based method of accounting for stock- based compensation plans, while also permitting an election to continue following the requirements of APB Opinion (ABPO) No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company has elected to continue to measure compensation cost for its employee stock compensation plans using the method of accounting prescribed by APBO No. 25 while providing the additional disclosure requirements set forth in SFAS 123.

In February 1997, the Financial Accounting Standards Board (FASB) issued

SFAS 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in ABPO No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to ABPO No. 15. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data presented. For the years ended June 30, 1997 and 1996, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed consolidated statements of operations.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to impact the Company's consolidated financial position or results of operations.

Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

2. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective bases for taxation. Deferred tax liabilities and assets are determined on the basis of enacted tax.

Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 1997 and 1996:


                                           1997            1996
                                      ------------     ------------
Gross deferred tax assets:

   Net operating loss carryforward    $  2,755,318     $  1,402,464
   Tax credit carryforwards                 13,795           13,795
   Deferred revenue                             --           85,462
   Accrued expenses                         25,497           14,214
                                      ------------     ------------
Gross deferred tax asset                 2,794,610        1,515,935

Deferred tax liability:

   Work in process - inventory             (16,620)            --

Deferred tax valuation allowance        (2,777,990)      (1,515,935)
                                      ------------     ------------
Net deferred tax asset                $       --       $       --
                                      ============     ============


A valuation allowance has been established against the deferred tax asset because such asset does not meet the criteria for recognition included in SFAS 109.

3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company places its cash with high quality financial institutions.

The Company's customers consist primarily of businesses in the retail, health care and field sales/services industries and various companies in the handheld computer industry. The Company maintains an allowance for uncollectible accounts based upon expected collectibility of all accounts receivable. The Company does not generally require collateral.

4. PREFERRED STOCK

The Company's Series C Preferred stock is convertible to common stock at a rate of 1 to 40, which is adjustable in the event of certain issuances of additional Common Stock, including stock dividends, options, and securities convertible to Common Stock. The conversion rate of 40 shares of common for each preferred share became effective in June 1996, in connection with the reverse acquisition discussed in Note 1.

The Company sold and issued 894,358 shares of Series B convertible Preferred Stock in a series of private placements and bridge loan conversions during fiscal 1996 and 1997. Each share of Series B Preferred Stock is convertible to Common Stock at a rate of 1:2, and is adjustable similar to Series C shares.

Both the Series C Preferred Stock and Series B Preferred Stock are subject to automatic conversion to Common Stock at the current rate upon (1) the closing of the sale of the Company's Common Stock in an underwritten, public offering registered under the Securities Act of 1933 with proceeds greater than $6 million, or (2) by written elections of holders of a majority of the Series C or B Preferred Stock outstanding. Preferred stockholders have voting rights based on the number of common shares into which they can be converted.

In October 1996, the Company effected reverse stock splits of 1:2 and 1:4 for the Series B and Series C Preferred Stock, respectively. The financial statements have been adjusted to reflect the splits.

5.  COMMON STOCK

In June 1996, the Company effected a 1:4 reverse stock split. All common share information in these financial statements has been presented to show the effect of the reverse split.

Approximately 1,084,275 shares were issued to management for cash in December 1995 at a price of $0.001 per share. Fifty percent of these shares vested immediately and the remaining shares vest on a 1/48 basis for each month thereafter. As of June 30, 1997, 338,836 shares remain unvested.

The Company's Common Stock Purchase Warrants have strike prices which are substantially higher than the prevailing price range of the underlying Common Stock. A total of 833,526 Warrants were outstanding as of June 30, 1997.

6.  NOTES PAYABLE

In fiscal 1994, the Company entered into an unsecured borrowing arrangement, as amended, with a stockholder allowing the Company to borrow up to $1,000,000. The amount borrowed carried an interest rate of 8% and was convertible to preferred stock at the option of the stockholder. In June 1996, the balance of the note and related accrued interest totaling $1,166,827 were converted into 15,625 shares of Series C Preferred Stock in connection with the reverse acquisition discussed in Note 1.

Short-term borrowings in fiscal 1996 included an unsecured bank line of credit of $500,000, the maximum balance of which reached $469,000 during the year. The loan, which was guaranteed by a major stockholder and bore an interest rate of 2% above the lender's prime rate, was repaid in full in June 1996.

The Company also borrowed $1,400,000 in bridge loans from private investors at an interest rate of 12.5% in March and April 1996. A portion of this financing ($332,200) was repaid and the remaining $1,067,800 was converted to Series B Preferred Stock in June 1996.

In June 1997, MobiNetix entered into a line of credit agreement with a bank under which the Company may borrow up to $3 million at a rate of prime plus 1.5%. The line of credit expires July 1, 1998 and is collateralized by inventory
and receivables.   The credit agreement requires the Company to meet certain
financial ratios and covenants pertaining to net worth and liquidity and imposes restrictions in such matters as changes in control. The Company granted to the lender 46,154 warrants exercisable into Common Stock at a price of $6.50 through April 2002. The Company had no borrowings under this credit facility during the fiscal year ended June 30, 1997.

7.  EMPLOYEE STOCK OPTIONS

Under the terms of the Company's 1992 and 1996 Stock Option Plans ("Plans"), incentive common stock options may be granted at prices not lower than fair market value and nonqualified stock options may be granted at prices not lower than 85% of the fair market value, as determined by the Board of Directors at
the date of the grant.   Options granted under the 1992 Plan generally vest
12.5% after six months with the remaining options vesting monthly on a pro rata
basis over the following 42 months.   Options granted under the 1996 Plan
generally vest 25% after one year, with the remaining options vesting monthly on a pro rata basis over the following 36 months. Options generally expire after 10 years under both Plans. Activity relating to the plans is as follows:

                                Shares         Outstanding options
                              available        Number      Average Exercise
                              for grant       of shares        price
                              ---------       ---------     ----------------
  Balances, June 30, 1995        73,539         14,975       $0.200

  Options granted               (31,169)        31,169       $0.004

  Options cancelled              12,500        (12,500)      $0.200
                             ----------     ----------
  Balances, June 30, 1996        54,870         33,644       $0.055

  Shares authorized           1,500,000           --

  Options granted              (848,400)       848,400       $1.769

  Options exercised                --           (3,941)      $0.726

  Options cancelled              48,832        (48,293)      $1,952
                             ----------     ----------
  Balances, June 30, 1997       755,302        829,810       $1.694
                             ==========     ==========

AS of June 30, 1997, 194,414 options were exercisable at prices ranging from
$0.004 to $1.375 per share.   All 1992 Plan options were granted by PenWare.  In
connection with the reverse acquisition with PenUltimate, the options converted into options to purchase shares of MobiNetix. All grants during fiscal 1997 were made by MobiNetix under the 1996 Plan.

The following table summarizes additional information with respect to stock options outstanding as of June 30, 1997:

                          Options outstanding                                  Options exercisable
            -----------------------------------------------                   --------------------
Range of exercise  No. Outstanding  Weighted average  Weighted average   No. exercisable  Weighted
    prices          at 6/30/97        remaining       exercise price       at 6/30/97      average
                                       contractual                                       exercise price
                                     life (years)
$0.004 to $0.200       15,410            8.0               $0.1009             6,776         $0.147

$1.375 to $5.750      814,400            9.5               $1.7244           187,638         $1.141
                      -------                                                -------

$0.004 to $5.75       829,810            9.5               $1.6942           194,414         $1.396
                     ========                                               ========

The fair value of the grants has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

              Year ended June 30,                 1997          1996
                                              ------------  ------------
              Risk-free interest rate             6.0%           6.0%
              Expected dividend yield               0%             0%
              Expected lives                   5 years        5 years
              Expected volatility                 105%           105%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share for the fiscal years ended June 30, 1997 and 1996 would approximate the pro forma disclosures below:

              Year Ended June 30,                1997
                                             ------------
                                           As          Pro
                                        reported      forma
                                        --------      -------
              Net loss               $ (3,137,989)  $ (3,370,281)
              Net loss per share     $      (2.35)  $      (2.52)

There would have been no impact on net loss per share for the year ended June 30, 1996.

8.  SIGNIFICANT CUSTOMERS.

Customers representing more than 10% of total revenues are summarized below for fiscal 1997 and 1996:


                           Percent of revenues
                               1997     1996
     Company A (Japan)          30%      34%
     Company B (U.S.)           n/a      12%
     Company C (U.S.)           22%      n/a


9.  COMMITMENTS

In 1996, the Company entered into a lease for office and operating facilities in Sunnyvale, California which expires in June 1999. The Company has also entered into certain other operating leases for computers and equipment.

The annual minimum lease payments under these leases are as follows:

           1998     $112,620
           1999      112,620
           2000        7,170
                    --------
           Total    $232,410
                    ========

Rent expense was approximately $106,000 and $90,000 for the years ended June 30, 1997 and 1996, respectively.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
             REGISTRANT

The information required by Item 9 will be included in the Proxy Statement, to be filed by October 28, 1997, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 will be included in the Proxy Statement, to be filed by October 28, 1997, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 10 will be included in the Proxy Statement, to be filed by October 28, 1997, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 10 will be included in the Proxy Statement, to be filed by October 28, 1997, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. FINANCIAL STATEMENTS EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report. Audited financial statements and notes are included in Part II, Item 7, above.

EXHIBITS:

2.1(h) Agreement and Plan of Reorganization dated June 10, 1996 among PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1      Restated Certificate of Incorporation of the Company.

3.2(a)   By-laws of the Company.

4.1(c)   Specimen certificate for Common Stock of the Company.

4.2(c)   Specimen certificate for Common Stock Purchase Warrants.

4.3(d) Warrant Agreement between the Company and U.S. Stock Transfer Company dated as of December 21, 1993.

4.4(d) Representative's Warrants issued to Paulsen Investment Co., Inc., on December 31, 1993.

10.1(a) Warrant Agreement between the Company and Horwitz, Cutler & Beam dated March 31, 1993.

10.2(a) Form of Stock Repurchase Agreement dated August 1, 1991, by and between the Company and each of its Directors.

10.3(a)  1992 Incentive and Statutory Stock Option Plan of the Company.

10.4(a) Form of Incentive Stock Option under 1992 Incentive and Statutory Stock Option Plan of the Company.

10.5(a) Form of Nonstatutory Stock Option under 1992 Incentive and Statutory Stock Option Plan of the Company.

10.6(g)  1995 Incentive and Statutory Stock Option Plan of the Company.

10.7(g) Form of Incentive Stock Option under 1995 Incentive and Statutory Stock Option Plan of the Company.

10.8(g) Form of Nonstatutory Stock Option under 1995 Incentive and Statutory Stock Option Plan of the Company.

10.9(a) Form of Series A Warrant issued in connection with the Company's private placement of securities dated December 14, 1992.

10.10(a) Form of Series B Warrant issued in connection with the Company's private placement of securities dated December 14, 1992.

10.12(a) Buy and Sell Agreement, dated as of August 20, 1991 among the Company,
         Paul E. Mondscheim and Larry R. Taylor.

10.13(b) Amendment dated September 3, 1993 to Warrant Agreement between the
         Company and Horwitz, Cutler & Beam dated March 31, 1993, as amended on August 27, 1993.

10.15(d) Amendment dated April 20, 1994 to Warrants Agreement between the
         Company and Horwitz, Cutler & Beam.

10.16(j) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale, California, 94086.

10.17(k) 1996 Stock Option Plan of the Company and related agreements.

16(i)    Letter re: change in certifying accountant

27       Financial Data Schedule.

(a) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on August 16, 1993.

(b) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on September 13, 1993.

(c) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on October 1, 1993.

(d) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-78962-LA, as filed with the Commission on May 11, 1994.

(e) Incorporated herein by reference to Amendment No. 6 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on December 21, 1993.

(f) Incorporated herein by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2, File No. 33-78962-LA, as filed with the Commission on August 4, 1994.

(g) Incorporated herein by reference to the Company's Form 10-K, File No. 0-23152, for the fiscal year ended June 30, 1995. (h) Incorporated herein by reference to the Company's Report on Form 8-K dated June 10, 1996 and filed with the Commission on June 25, 1996.

(i) Incorporated herein by reference to the Company's Report on Form 8-K dated July 17, 1996 and filed with the Commission on July 23, 1996.

(j) Incorporated herein by reference to the Company's Report on Form 10-K dated September 30, 1996 and filed with the Commission on September 30, 1996.

(k) Incorporated herein by reference to the Company's Report on Form 10-Q dated February 13, 1997 and filed with the Commission on February 14, 1997.

(2)   REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE 30, 1997

None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.

Date: September 29, 1997      By:  \s\ AZIZ VALLIANI
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 29, 1997     By:   \s\ AZIZ VALLIANI
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director (principal executive
                                       officer)

Date: September 29, 1997     By:   \s\ PAUL DALI
                                       Paul Dali
                                       Chairman of the Board

Date: September 29, 1997     By: __\s\ NAZIM KAREEMI
                                       Nazim Kareemi
                                       Executive Vice President and Director

Date: September 29, 1997     By: __\s\ DAVID M. LICURSE, SR.
                                       David M. Licurse, Sr.
                                       Chief Financial Officer and Vice
                                       President Operations (principal
                                       accounting officer)

Date: September __, 1997     By: __\s\ _____________
                                       Vivian M. Stephenson
                                       Director

Date: September __, 1997     By: __\s\ _____________
                                       William L. Powar
                                       Director

                               INDEX TO EXHIBITS


2.1(h) Agreement and Plan of Reorganization dated June 10, 1996 among PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1      Restated Certificate of Incorporation of the Company.

3.2(a)   By-laws of the Company.

4.1(c)   Specimen certificate for Common Stock of the Company.

4.2(c)   Specimen certificate for Common Stock Purchase Warrants.

4.3(d) Warrant Agreement between the Company and U.S. Stock Transfer Company dated as of December 21, 1993.

4.4(d) Representative's Warrants issued to Paulsen Investment Co., Inc., on December 31, 1993.

10.1(a) Warrant Agreement between the Company and Horwitz, Cutler & Beam dated March 31, 1993.

10.2(a) Form of Stock Repurchase Agreement dated August 1, 1991, by and between the Company and each of its Directors.

10.3(a)  1992 Incentive and Statutory Stock Option Plan of the Company.

10.4(a) Form of Incentive Stock Option under 1992 Incentive and Statutory Stock Option Plan of the Company.

10.5(a) Form of Nonstatutory Stock Option under 1992 Incentive and Statutory Stock Option Plan of the Company.

10.6(g)  1995 Incentive and Statutory Stock Option Plan of the Company.

10.7(g) Form of Incentive Stock Option under 1995 Incentive and Statutory Stock Option Plan of the Company.

10.8(g) Form of Nonstatutory Stock Option under 1995 Incentive and Statutory Stock Option Plan of the Company.

10.9(a) Form of Series A Warrant issued in connection with the Company's private placement of securities dated December 14, 1992.

10.10(a) Form of Series B Warrant issued in connection with the Company's private placement of securities dated December 14, 1992.

10.12(a) Buy and Sell Agreement, dated as of August 20, 1991 among the Company,
         Paul E. Mondscheim and Larry R. Taylor.

10.13(b) Amendment dated September 3, 1993 to Warrant Agreement between the
         Company and Horwitz, Cutler & Beam dated March 31, 1993, as amended on August 27, 1993.

10.15(d) Amendment dated April 20, 1994 to Warrants Agreement between the
         Company and Horwitz, Cutler & Beam.

10.16(j) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale, California, 94086.

10.17(k) 1996 Stock Option Plan of the Company and related agreements.

16(i)    Letter re: change in certifying accountant

27       Financial Data Schedule.

(a) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on August 16, 1993.

(b) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on September 13, 1993.

(c) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on October 1, 1993.

(d) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-78962-LA, as filed with the Commission on May 11, 1994.

(e) Incorporated herein by reference to Amendment No. 6 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on December 21, 1993.

(f) Incorporated herein by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2, File No. 33-78962-LA, as filed with the Commission on August 4, 1994.

(g) Incorporated herein by reference to the Company's Form 10-K, File No. 0-23152, for the fiscal year ended June 30, 1995.

(h) Incorporated herein by reference to the Company's Report on Form 8-K dated June 10, 1996 and filed with the Commission on June 25, 1996.

(i) Incorporated herein by reference to the Company's Report on Form 8-K dated July 17, 1996 and filed with the Commission on July 23, 1996.

(j) Incorporated herein by reference to the Company's Report on Form 10-K dated September 30, 1996 and filed with the Commission on September 30, 1996.

(k) Incorporated herein by reference to the Company's Report on Form 10-Q dated February 13, 1997 and filed with the Commission on February 14, 1997.