Form 10QSB
period 1997-09-30
MOBINETIX SYSTEMS INC
filed 1997-11-14
CIK 893855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


                         Commission File Number 0-23152

                             MOBINETIX SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                DELAWARE                                   33-0253408
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA                   94086
- ------------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of September 30, 1997: 1,343,656


Transitional Small Business Disclosure Format:      Yes  [  ]      No  [X]

2
                            MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheet at September 30, 1997       3

          Consolidated Condensed Statements of Operations for the Three
          Months Ended September 30, 1997 and 1996                         4

          Consolidated Condensed Statements of Cash Flows for the Three
          Months Ended September 30, 1997 and 1996                         5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            8

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           10

Signature                                                                 11

3
PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited) as of September 30, 1997

ASSETS
Current assets:
   Cash and equivalents                                        $ 1,419,750
   Accounts receivable, net                                        630,440
   Inventories                                                   1,835,013
   Prepaid expenses and other current assets                        97,627
                                                               -----------
       Total current assets                                      3,982,830
                                                               -----------
Property and equipment                                             483,810
   Less:   Accumulated depreciation                               (236,362)
                                                               -----------
       Property and equipment, net                                 247,448
                                                               -----------
       Total assets                                            $ 4,230,278
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                            $   968,426
   Accrued liabilities and other                                   429,458
   Deferred revenues                                             3,036,629
                                                               -----------
       Total current liabilities                                 4,434,513
                                                               -----------
Stockholders' deficit:
   Series B convertible preferred stock                                892
   Series C convertible preferred stock                                 28
   Common stock                                                      1,344
   Additional paid-in capital                                    7,339,132
   Accumulated deficit                                          (7,545,631)
                                                               -----------
       Total stockholders' deficit                                (204,235)
                                                               -----------
       Total liabilities and stockholders' deficit             $ 4,230,278
                                                               ===========

    The accompanying notes are an integral part of the financial statements.

4


MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997            1996

Revenues                                        $ 1,618,282    $   251,074

Cost of revenues                                    961,284        143,528
                                                -----------      ---------
Gross margin                                        656,998        107,546
                                                -----------      ---------
Operating expenses:
   Selling, general and administrative              672,219        468,771
   Research and development                         671,054        380,808
                                                -----------      ---------
     Total operating expenses                     1,343,273        849,579
                                                -----------      ---------
Operating loss                                     (686,275)      (742,033)

Interest expense and other                             (265)          (988)
Interest income                                      30,695         41,841
                                                -----------      ---------
Loss before income taxes                           (655,845)      (701,180)
Income taxes                                             --           (800)
                                                -----------      ---------
        Net loss                                $  (655,845)    $ (701,980)
                                                ===========      =========

Net loss per share                              $     (0.49)    $    (0.53)

Weighted average shares outstanding               1,341,051      1,336,358

    The accompanying notes are an integral part of the financial statements.

5


MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    1997             1996
Net cash used in operating activities           $(1,980,534)     $ (711,518)
                                                -----------       ---------
Cash flows from investing activities:
     Purchase of property and equipment             (21,205)        (77,336)
                                                -----------       ---------
          Net cash used in investing activities     (21,205)        (77,336)
                                                -----------       ---------
Cash flows from financing activities:

      Issuance of Series B Preferred Stock, net          --       1,377,519
      Proceeds from exercise of employee stock
         options                                         --             108
                                                -----------       ---------
         Net cash provided by financing
            activities                                   --       1,377,627
                                                -----------       ---------
         Net increase (decrease) in cash         (2,001,739)        588,773

Cash at beginning of period                       3,421,489       2,438,368
                                                -----------       ---------
Cash at end of period                           $ 1,419,750     $ 3,027,141
                                                ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                  $        --       $     800
    Cash paid for interest                      $        265      $     988

    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial information included herein for the three month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of MobiNetix Systems, Inc. (the "Company") for the year ended June 30, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


2.  NET LOSS PER SHARE

Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," simplifies the standards for computing earnings per share previously found in ABP No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and a reconciliation of the two earnings bases. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to ABP No. 15. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data presented. For the three month periods ended September 30, 1997 and 1996, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed consolidated statements of operations.

3.  RECLASSIFICATIONS

Certain amounts for fiscal 1997 have been reclassified to conform to the current presentation.


4.  INVENTORIES

Classification of inventories is as follows:


                           Sept. 30,
                             1997
                            -------
    Finished goods       $   51,380
    Work in process         805,571
    Raw materials           978,062
                            -------
    Total                $1,835,013
                            -------

8



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

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 1996)

The 545% increase in revenues from the first quarter of fiscal 1997 (three months ended September 30, 1996) to the first quarter of fiscal 1998 (three months ended September 30, 1997) is largely due to increased sales of the Company's advanced PenWare 3000 transaction terminal, including significant shipments to IBM Corporation under a U.S. Postal Service subcontract. Higher sales of signature capture pad components to another major customer also contributed to the overall increase in revenues.

Cost of sales increased by 570% over this period, reflecting higher unit volumes, a decrease in the proportion of software solutions in the product mix, and startup costs associated with the Company's production ramp.

Selling, general and administrative expenses increased by 43% from fiscal 1997 to fiscal 1998. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hires in such areas as field sales and purchasing and production control. Other areas of increased spending included sales-related travel and public relations.

The 76% percent year-to-year increase in research and development expense is also largely attributable to personnel. The Company expanded its engineering staff during fiscal 1998 to enable the design, development and production ramp of interactive transaction terminal products. Expenses for consulting and engineering tools and materials also increased from fiscal 1997 to 1998 as part of the Company's hardware development and design efforts.

CASH AND SOURCES OF LIQUIDITY

During the first quarter of fiscal 1997, financing activities, consisting mainly of private placements of preferred stock, generated $1,377,627 in cash. The Company financed operations and operating expenditures during the first quarter of fiscal 1998 primarily with the proceeds from these private placements.

The Company's operating activities used $1,980,534 in cash during the first quarter of fiscal 1998, compared to $711,518 during the first quarter of fiscal 1997. The increased cash consumption is due largely to higher operating expenses and working capital requirements, particularly for inventory, offset in part by a customer prepayment of $3.8 million in February 1997.

As of September 30, 1997, the Company's principal sources of liquidity include cash of $1.4 million and a line of credit of up to $3.0 million. The Company had no long- or short-term debt and no significant capital commitments other than those under capital leases.

OUTLOOK

The Company is currently pursuing a debt transaction which, if completed and in conjunction with existing cash and other financing resources, would provide adequate financing for 1998. The Company expects to raise approximately $2 million from the issuance of subordinated notes. The Company has received a commitment letter from the placement agent/purchaser of the notes and expects to complete this transaction no later than the end of calendar 1997. Working capital requirements for inventory and receivables are expected to continue to grow in fiscal 1998 as the Company ramps up production and sales volumes of interactive terminal devices. Management has also arranged a $3 million bank line of credit which is subject to borrowing base formulas and other conditions. Additional sales of equity are being considered, but there is no assurance that additional funding will be available or if available, that it will be on terms favorable to the Company.

In October 1997, the Company borrowed $640,000 under its line of credit agreement. The Company also granted 150,000 options to purchase common stock at an exercise price of $3.50 per share. The optionee, a consultant to the Company's Board of Directors, exercised these options at an aggregate price of $525,000. The optionee also exercised 25,000 previously granted options at an aggregate price of $34,375. The Company plans to use these additional funds for working capital.

In connection with the Company's contract with IBM, MobiNetix received a $3.8 million prepayment in February 1997. The funds are being used to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue; recognition in future periods will depend on the Company's ability to perform under the contract.

MobiNetix believes that is has the technical and marketing skills and product offerings necessary for future success. However, the Company has yet to be profitable and sales trends are inherently difficult to predict at this stage of development. Price and product competition, design acceptance by customers, financing constraints, the ability to manufacture new products in sufficient volume, and general economic conditions, together with other risk factors, could lead to adverse fluctuations in revenues and profitability in any particular quarter.

PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.


Date: November 13, 1997       By:  /s/  DAVID M. LICURSE, SR.
                                   ------------------------------------
                                   David M. Licurse, Sr.
                                   Chief Financial Officer and
                                   Vice President of Operations
                                   (principal accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------
 27                      Financial Data Schedule

