Form 10QSB
period 1997-12-31
MOBINETIX SYSTEMS INC
filed 1998-02-17
CIK 893855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


                         Commission File Number 0-23152

                             MOBINETIX SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                DELAWARE                                33-0253408
     -------------------------------                ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA                  94086
--------------------------------------------             ----------
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of December 31, 1997: 1,537,946


Transitional Small Business Disclosure Format:     Yes  [  ]   No  [X]

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet at December 31, 1997     3

        Consolidated Condensed Statements of Operations for the
        Three Months Ended December 31, 1997 and 1996                 4

        Consolidated Condensed Statements of Operations for the
        Six Months Ended December 31, 1997 and 1996                   5

        Consolidated Condensed Statements of Cash Flows for the
        Three Months Ended December 31, 1997 and 1996                 6

        Notes to Consolidated Condensed Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           9

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                      12

Signature                                                            13

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (unaudited) as of December 31, 1997


ASSETS

Current assets:
   Cash and equivalents                                    $ 2,547,888
   Accounts receivable, net                                    273,861
   Inventories                                               1,892,838
   Prepaid expenses and other current assets                   202,587
                                                           -----------
       Total current assets                                  4,917,174
                                                           -----------
Property and equipment                                         545,078
   Less:   Accumulated depreciation                           (273,678)
                                                           -----------
       Property and equipment, net                             271,400
                                                           -----------
       Total assets                                        $ 5,188,574
                                                           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $   946,892
   Accrued liabilities and other                               550,170
   Notes payable                                             2,320,195
   Deferred revenues                                         1,660,209
                                                           -----------
       Total current liabilities                             5,477,466
                                                           -----------
Stockholders' deficit:
   Series B convertible preferred stock                            885
   Series C convertible preferred stock                             28
   Common stock                                                  1,538
   Additional paid-in capital                                7,904,518
   Accumulated deficit                                      (8,195,861)
                                                           -----------
       Total stockholders' deficit                            (288,892)
                                                           -----------
       Total liabilities and stockholders' deficit         $ 5,188,574
                                                           ===========


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                     1997              1996
                                                 -----------        -----------
Revenues                                         $ 2,281,001        $   396,093

Cost of revenues                                   1,339,367            191,111
                                                 -----------        -----------
Gross margin                                         941,634            204,982
                                                 -----------        -----------
Operating expenses:
   Selling, general and administrative               819,885            569,890
   Research and development                          762,521            446,575
                                                 -----------        -----------
     Total operating expenses                      1,582,406          1,016,465
                                                 -----------        -----------
Operating loss                                      (640,772)          (811,483)

Interest expense and other                           (22,433)            (1,151)
Interest income                                       12,975             36,603
                                                 -----------        -----------
Loss before income taxes                            (650,230)          (776,031)
Income taxes                                              --             (1,600)
                                                 -----------        -----------
        Net loss                                 $  (650,230)       $  (777,631)
                                                 ===========        ===========
Net loss per share (Note 2):
  Basic                                          $     (0.42)       $     (0.58)
  Diluted                                        $     (0.42)       $     (0.58)

Weighted average shares outstanding:
  Basic                                            1,537,120          1,336,538
  Diluted                                          1,537,120          1,336,538


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                     1997               1996
                                                 -----------        -----------
Revenues                                         $ 3,899,283        $   647,167

Cost of revenues                                   2,300,651            334,639
                                                 -----------        -----------
Gross margin                                       1,598,632            312,528
                                                 -----------        -----------
Operating expenses:
   Selling, general and administrative             1,492,104          1,038,661
   Research and development                        1,433,575            827,383
                                                 -----------        -----------
     Total operating expenses                      2,925,679          1,866,044
                                                 -----------        -----------
Operating loss                                    (1,327,047)        (1,553,516)

Interest expense and other                           (22,698)            (2,139)
Interest income                                       43,670             78,444
                                                 -----------        -----------
Loss before income taxes                          (1,306,075)        (1,477,211)
Income taxes                                              --             (2,400)
                                                 -----------        -----------
        Net loss                                 $(1,306,075)       $(1,479,611)
                                                 ===========        ===========
Net loss per share (Note 2):
  Basic                                          $     (0.91)       $     (1.11)
  Diluted                                        $     (0.91)       $     (1.11)

Weighted average shares outstanding:
  Basic                                            1,439,086          1,336,448
  Diluted                                          1,439,086          1,336,448


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                      1997              1996
                                                  -----------       -----------
Net cash used in operating activities             $(3,676,896)      $(1,905,128)
                                                  -----------       -----------
Cash flows from investing activities:
   Purchase of property and equipment                 (82,473)         (121,702)
                                                  -----------       -----------
     Net cash used in investing activities            (82,473)         (121,702)
                                                  -----------       -----------
Cash flows from financing activities:

   Issuance of Series B Preferred Stock, net               --         1,377,519
   Proceeds from exercise of stock options            565,573               107
   Borrowings - notes payable                       2,320,195                --
                                                  -----------       -----------
     Net cash provided by financing
      activities                                    2,885,768         1,377,626
                                                  -----------       -----------
         Net (decrease) in cash                      (873,601)         (649,204)

Cash at beginning of period                         3,421,489         2,438,368
                                                  -----------       -----------
Cash at end of period                             $ 2,547,888       $ 1,789,164
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                    $        --         $   2,400
    Cash paid for interest                        $    22,698         $   2,394


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial information included herein for the three- and six month periods ended December 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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


2.  NET LOSS PER SHARE

Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," simplifies the standards for computing earnings per share previously found in ABP No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and a reconciliation of the two earnings bases. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to ABP No. 15. The Company was required to adopt SFAS 128 effective for the quarter ended December 31, 1997. Basic earnings per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Because of the net losses incurred for all periods presented, there is no dilutive effect from stock options outstanding in the accompanying consolidated condensed statements of operations.

3.  RECLASSIFICATIONS

Certain amounts for fiscal 1997 have been reclassified to conform to the current presentation.


4.  INVENTORIES

Classification of inventories is as follows:


                          Dec. 31,
                            1997
                         ----------
    Finished goods       $  610,856
    Work in process         770,772
    Raw materials           511,210
                         ----------
    Total                $1,892,838
                         ==========

5.  NOTES PAYABLE

At December 31, 1997, the Company's notes payable consisted of a bridge loan in the amount of $1,500,000 and borrowings under a line of credit in the amount of $820,195. The bridge loan matures in April 1998 and bears an interest rate of 11%. Borrowings under the Company's $3.0 million line of credit bear an interest of prime plus 1.5%. The line of credit is subject to certain borrowing base formulas and other conditions and expires in July 1998.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 1996)

The 476% increase in revenues from the second quarter of fiscal 1997 (three months ended December 31, 1996) to the second quarter of fiscal 1998 (three months ended December 31, 1997) is largely due to increased sales of the Company's advanced PenWare 3000 transaction terminal, including significant shipments to IBM Corp. under a U.S. Postal Service subcontract. Higher sales of signature capture components to other major OEM customers also contributed to the overall increase in revenues.

Cost of sales increased significantly over this period, mainly due to higher unit volumes and startup costs associated with the Company's manufacturing ramp for new and existing products.

Selling, general and administrative expenses increased by 44% from fiscal 1997 to fiscal 1998. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hires in such areas as field sales, purchasing and production control.

The 71% year-to-year increase in research and development expense is also largely attributable to personnel. The Company expanded its engineering staff during fiscal 1998 to enable the design, development and production ramp of interactive transaction terminal products and software solutions. Expenses for technical consulting and engineering tools and materials also increased in fiscal 1998 compared to the previous year in connection with the Company's hardware development and design efforts.

RESULTS OF OPERATIONS (SIX MONTHS ENDED DECEMBER 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 1996)

Changes in revenues, costs and expenses from the first half of fiscal 1997 to the first half of fiscal 1998 are the result of the same factors and trends as those outlined above for the three-month comparison period. Interest expense increased during the second quarter of fiscal 1998 due to new borrowings.


CASH AND SOURCES OF LIQUIDITY

During the first half of fiscal 1997, financing activities, consisting mainly of private placements of preferred stock, generated $1,377,627 in cash. These proceeds were used to finance operations through fiscal 1997 and part of fiscal 1998.

During the first half of fiscal 1998, the Company obtained additional financing through a stock option exercise. The optionee, a consultant for the Company's board of directors, exercised 175,000 options in October 1997, resulting in proceeds to the Company of $559,375.

The Company also borrowed $820,195 during the second quarter of fiscal 1998 under its $3.0 million line of credit. An additional $1,500,000 was borrowed under a bridge loan with a commercial bank and a private investor. As part of the bridge loan, the Company issued 225,000 warrants to purchase common stock at a price of $3.50 per share, expiring in 2004.

The Company's operating activities consumed $3,676,896 in cash during the first six months of fiscal 1998, compared to $1,905,128 during the same period in fiscal 1997. The increased cash usage is due largely to higher operating expenses and working capital requirements, particularly for inventory, offset in part by a customer prepayment of $3.8 million in February 1997.

As of December 31, 1997, the Company's principal sources of liquidity include cash of $2.5 million and remaining funds available under its $3.0 million line of credit, which is subject to borrowing base formulas and other conditions. The line of credit expires July 1, 1998. The $1,500,000 bridge loan matures in April 1998.

OUTLOOK

The Company is currently pursuing a private sale of preferred stock, the proceeds of which would be used to repay the bridge loan and finance future operations. There is no assurance, however, that this or other equity funding will be available or if available, that it will be on terms favorable to the Company. However, the Company has other sources of liquidity, including additional borrowings from the existing credit line. Also, cost controls could be employed to preserve liquidity if needed.

In connection with the Company's contract with IBM, MobiNetix received a $3.8 million prepayment in February 1997. The funds are being used to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue. The Company has subsequently recognized a portion this revenue; additional revenue recognition in future periods will depend on the Company's continued ability to perform under the contract.

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


                                 MOBINETIX SYSTEMS, INC.


Date: February 17, 1998          By:  /s/  DAVID M. LICURSE, SR.
                                     ------------------------------------
                                     David M. Licurse, Sr.
                                     Chief Financial Officer and
                                     Vice President of Operations
                                     (principal accounting officer)

                                  EXHIBIT INDEX


Exhibit 27     Financial Data Schedule