Form 10QSB
period 1998-03-31
MOBINETIX SYSTEMS INC
filed 1998-05-15
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152

                             MOBINETIX SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                        33-0253408
--------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

        500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA              94086
       ---------------------------------------------         ----------
          (Address of principal executive offices)           (Zip Code)

         Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of May 5, 1998: 1,616,315


Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet at March 31, 1998        3

        Consolidated Condensed Statements of Operations for the
        Three Months Ended March 31, 1998 and 1997                    4

        Consolidated Condensed Statements of Operations for the
        Nine Months Ended March 31, 1998 and 1997                     5

        Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended March 31, 1998 and 1997                     6

        Notes to Consolidated Condensed Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             13

Signature                                                            14

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (unaudited) as of March 31, 1998


ASSETS

Current assets:
   Cash and equivalents                                    $ 5,549,809
   Accounts receivable, net                                    334,144
   Inventories                                               1,267,630
   Prepaid expenses and other current assets                   363,540
                                                           -----------
       Total current assets                                  7,515,123
                                                           -----------
Property and equipment                                         551,881
   Less:   Accumulated depreciation                           (310,396)
                                                           -----------
       Property and equipment, net                             241,485
                                                           -----------
       Total assets                                        $ 7,756,608
                                                           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $   864,708
   Accrued liabilities and other                               704,427
   Notes payable                                             2,040,195
   Deferred revenues                                         5,085,494
                                                           -----------
       Total current liabilities                             8,694,824
                                                           -----------
Stockholders' deficit:
   Series B convertible preferred stock                            858
   Series C convertible preferred stock                             28
   Common stock                                                  1,616
   Additional paid-in capital                                8,083,761
   Accumulated deficit                                      (9,024,479)
                                                           -----------
       Total stockholders' deficit                            (938,216)
                                                           -----------
       Total liabilities and stockholders' deficit         $ 7,756,608
                                                           ===========


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                   1998                  1997


Revenues                                        $ 2,456,159           $   471,608

Cost of revenues                                  1,414,231               231,272
                                                -----------           -----------
Gross margin                                      1,041,928               240,336
                                                -----------           -----------
Operating expenses:
   Selling, general and administrative              952,464               541,375
   Research and development                         758,973               495,266
                                                -----------           -----------
     Total operating expenses                     1,711,437             1,036,641
                                                -----------           -----------
Operating loss                                     (669,509)             (796,305)

Interest expense and other (Note 5)                (189,229)               (1,100)
Interest income                                      30,121                15,521
                                                -----------           -----------
Loss before income taxes                           (159,108)             (781,884)
                                                -----------           -----------
        Net loss                                $  (828,617)          $  (781,884)
                                                ===========           ===========

Net loss per share (Note 2):
  Basic                                         $     (0.52)          $     (0.58)
  Diluted                                       $     (0.52)          $     (0.58)

Weighted average shares outstanding:
  Basic                                           1,581,873             1,337,001
  Diluted                                         1,581,873             1,337,001


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                   1998                  1997

Revenues                                        $ 6,355,442           $ 1,118,775
Cost of revenues                                  3,714,883               565,911
                                                -----------           -----------
Gross margin                                      2,640,559               552,864
                                                -----------           -----------
Operating expenses:
   Selling, general and administrative            2,444,569             1,580,036
   Research and development                       2,192,549             1,322,649
                                                -----------           -----------
     Total operating expenses                     4,637,118             2,902,685
                                                -----------           -----------
Operating loss                                   (1,996,559)           (2,349,821)

Interest expense and other (Note 5)                (211,927)               (3,239)
Interest income                                      73,791                93,965
                                                -----------           -----------
Loss before income taxes                         (2,134,695)           (2,259,095)
Income taxes                                             --                (2,400)
                                                -----------           -----------
        Net loss                                $(2,134,695)          $(2,261,495)
                                                ===========           ===========

Net loss per share (Note 2):
  Basic                                         $     (1.44)          $     (1.69)
  Diluted                                       $     (1.44)          $     (1.69)

Weighted average shares outstanding:
  Basic                                           1,486,681             1,336,632
  Diluted                                         1,486,681             1,336,632


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                               1998                  1997

Net cash used in operating activities                      $  (446,831)          $ 1,041,748
                                                           -----------           -----------
Cash flows from investing activities:
   Purchase of property and equipment                          (89,275)             (153,165)
                                                           -----------           -----------
     Net cash used in investing activities                     (89,275)             (153,165)
                                                           -----------           -----------
Cash flows from financing activities:

   Issuance of Series B Preferred Stock                             --             1,634,469
   Series B Preferred Stock issuance costs                          --              (281,950)
   Proceeds from sale of common stock                          624,231                   109
   Borrowings - notes payable                                2,040,195                    --
                                                           -----------           -----------
     Net cash provided by financing
      activities                                             2,664,426             1,352,628
                                                           -----------           -----------
         Net increase in cash                                2,128,320             2,241,211

Cash at beginning of period                                  3,421,489             2,438,368
                                                           -----------           -----------
Cash at end of period                                      $ 5,549,809           $ 4,679,579
                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                             $        --           $     2,400
    Cash paid for interest                                 $    91,291           $     2,239


    The accompanying notes are an integral part of the financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended March 31, 1998 and 1997 is un-audited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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


4.  INVENTORIES

Classification of inventories is as follows:


                          March 31,
                            1998
                         ----------
Finished goods           $  150,021
Work in process             732,380
Raw materials               385,229
                         ----------
Total                    $1,267,630
                         ----------

5.  NOTES PAYABLE

At March 31, 1998, the Company's notes payable consisted of a bridge loan in the amount of $1,500,000 and borrowings under a line of credit in the amount of $540,195. The bridge loan matured in April 1998 and bears an interest rate of 11%. Borrowings under the Company's $3.0 million line of credit bear an interest rate of prime plus 1.5%. The line of credit is subject to certain borrowing base formulas and other conditions and expires in July 1998. All of the bridge loan borrowings under these loan arrangements were repaid on April 15, 1998.

As part of consideration for the bridge loan, MobiNetix granted the lenders 225,000 warrants to purchase the company's common stock as $3.50 per share. The company determined that the value of these warrants was $120,636. As the loan was repaid immediately subsequent to the end of the quarter, the Company recorded $120,636 as interest expense in the third quarter of fiscal 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying un-audited consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see Part I, Item 1). This analysis contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 1998 COMPARED TO THREE MONTHS ENDED MARCH 1997)

The 421% increase in revenues from the third quarter of fiscal 1997 (three months ended March 31, 1997) to the third quarter of fiscal 1998 (three months ended March 31, 1998) is largely due to increased sales of the Company's advanced PenWare 3000 transaction terminal, including significant shipments to IBM Corp. under a U.S. Postal Service subcontract. Higher sales of signature capture components to other major OEM customers also contributed to the overall increase in revenues. The Company has recognized substantially all of its $3.8 million contract with IBM at the end of third quarter of fiscal 1998.

Cost of sales increased significantly over this period, mainly due to higher unit volumes and startup costs associated with the Company's manufacturing ramp for new and existing products.

Selling, general and administrative expenses increased by 76% from third quarter of fiscal 1997 to the third quarter of fiscal 1998. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hires in such areas as field sales, purchasing and production control.

The 53% year-to-year increase in research and development expense is also largely attributable to personnel. The Company expanded its engineering staff during fiscal 1998 to enable the design, development and production ramp of interactive transaction terminal products and software solutions. Expenses for technical consulting and engineering tools and materials also increased in fiscal 1998 compared to the previous year in connection with the Company's hardware development and design efforts.

Interest expenses increased significantly due to a $120,636 charge related to certain warrants granted to lenders under a bridge loan agreement. As part of consideration for the bridge loan, MobiNetix granted the lenders 225,000 warrants to purchase the company's common stock as $3.50 per share. The company determined that the value of these warrants was $120,636. Since the bride loan was repaid shortly after the end of the quarter, this amount was recorded as interest expenses in the third quarter of fiscal 1998.

RESULTS OF OPERATIONS (NINE MONTHS ENDED MARCH 1998 COMPARED TO NINE MONTHS ENDED MARCH 1997)

Changes in revenues, costs and expenses from the first nine months of fiscal 1997 to the first nine months of fiscal 1998 are the result of the same factors and trends as those outlined above for the three-month comparison period. Interest expense increased during the first nine months of fiscal 1998 due to new borrowings and the cost associated with the warrants issued to financial institutions (a commercial bank and a private investor) in consideration for the bridge loan.


CASH AND SOURCES OF LIQUIDITY

During the first nine months of fiscal 1997, financing activities, consisting mainly of private placements of preferred stock, generated $1,352,628 in cash. These proceeds were used to finance operations through fiscal 1997 and part of fiscal 1998.

During the first nine months of fiscal 1998, the Company obtained additional financing through stock option exercises. One of the optionees, a consultant for the Company's board of directors, exercised 175,000 options in October 1997, resulting in proceeds to the Company of $559,375. Additional stock options exercises occurred in the third quarter of fiscal 1998.

The Company also borrowed $540,195 during the first nine months of fiscal 1998 under its $3.0 million line of credit. An additional $1,500,000 was borrowed under a bridge loan with a commercial bank and a private investor. As part of consideration for the bridge loan, the Company issued 225,000 warrants to purchase common stock at a price of $3.50 per share, expiring in 2004.

The Company's operating activities consumed $446,831 in cash during the first nine months of fiscal 1998, compared to an in-flow of $1,041,748 during the same period in fiscal 1997. The increased cash usage is due largely to higher operating expenses and working capital requirements, particularly for inventory, offset in part by customer prepayments of $5 million in February 1998 and $3.8 million in February 1997 respectively.

As of March 31, 1998, the Company's principal sources of liquidity include cash of $5.5 million and remaining funds available under its $3.0 million line of credit, which is subject to borrowing base formulas and other conditions. The line of credit expires July 1, 1998. The $1,500,000 bridge loan matured in April 1998.

OUTLOOK

The Company is currently pursuing a private sale of preferred stock, the proceeds of which would be used to finance future operations. There is no assurance, however, that this or other equity funding will be available or if available, that it will be on terms acceptable to the Company. However, the Company has other sources of liquidity, including additional borrowings from the existing credit line. Also, cost controls could be employed to preserve liquidity if needed.

In connection with the Company's contract with Federated Department Stores, Inc. MobiNetix received a $5 million prepayment in March 1998. The funds are being used to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue. The Company has subsequently recognized a portion of this revenue. Additional revenue recognition in future periods will depend on the Company's continued ability to perform under the contract.

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

SUBSEQUENT EVENT

Subsequent to the third quarter ended March 31, 1998, MobiNetix entered into an agreement with Welch Allyn Inc., a privately held company in Skaneateles Falls, N.Y. under which Welch Allyn Inc. will invest $6.875 million in MobiNetix. The proceeds from this investment will be used to fuel the growth of the Company's product lines. The investment is pending regulatory approval.

On April 15, 1998, MobiNetix paid off the bridge loan of $1.5 million and reduced the revolving credit line balance to $250,000.

FUTURE ACCOUNTING REQUIREMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No.130 ("FAS 130"), "Reporting Comprehensive Income," which the Company will be required to adopt for fiscal year 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company will also be required to reclassify financial statements for earlier periods provided for comparative purposes. The Company currently expects that the effect of adoption of FAS 130 to be limited and has not yet determined the manner in which comprehensive income will be displayed.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company will be required to adopt for fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1     Software Development and License Agreement, dated March 16, 1998
     10.2     Systems Acquisition Agreement, dated March 16, 1998, as amended
              March 20, 1998
     10.3     Common Stock Purchase Warrant
     27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.


Date: May 13, 1998       By:  /s/  DAVID M. LICURSE, SR.
                                   ------------------------------------
                                   David M. Licurse, Sr.
                                   Chief Financial Officer and
                                   Vice President of Operations
                                   (principal accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------

 10.1           Software Development and License Agreement, dated March 16, 1998
 10.2           Systems Acquisition Agreement, dated March 16, 1998, as
                amended March 20, 1998
 10.3           Common Stock Purchase Warrant
 27             Financial Data Schedule