Form 10KSB40
period 1998-06-30
MOBINETIX SYSTEMS INC
filed 1998-09-29
CIK 893855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                    For the fiscal year ended June 30, 1998

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 0-23152

                             MOBINETIX SYSTEMS, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                               33-0253408
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

         500 OAKMEAD PARKWAY,
         SUNNYVALE, CALIFORNIA                           94086
    -------------------------------               -------------------
         (Address of principal                        (Zip Code)
          executive offices)

         Issuer's telephone number, including area code: (408) 524-4200

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $11,028,374

The aggregate market value of the voting stock held by non-affiliates computed based on the average bid and asked closing price of the Registrant's Common Stock on September 28, 1998 was approximately $6,727,000. As of August 8, 1998, there were approximately 1,922,000 shares of the Registrant's common stock, par value $.001 per share, outstanding.

Documents incorporated by reference (to the extent indicated herein): Proxy Statement for Annual Meeting of Stockholders to be held December 11, 1998 (incorporated in Part III of this Form 10-KSB).

Transitional Small Business Disclosure Format  [ ] Yes   [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT MOBINETIX'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MOBINETIX'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." UNLESS REQUIRED BY LAW, THE COMPANY TAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

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

PenWare was incorporated in 1983 and developed and sold several software products, including the PenCell(R) spreadsheet for personal digital assistants ("PDAs"). In 1995, PenWare acquired the rights to certain technology from Inforite Corporation ("Inforite") and now develops and sells products such as the PenWare 1100 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. Certain members of the Company's executive team also joined PenWare from Inforite.

BUSINESS OF THE COMPANY

PRINCIPAL PRODUCTS. The mission of MobiNetix and its PenWare subsidiary is to develop and market state-of-the-art interactive e- (electronic) transaction terminals and consumer-friendly applications to the retail, hospitality, financial services, medical and healthcare, insurance and identification/security industries. The Company provides e-transaction networking solutions for the retail industry and contract-based service organizations designed to increase efficiency, expand capabilities and be integrated into the emerging global e-commerce infrastructure.

Current products include the PenWare 1100 signature capture device, PenWare 1500 signature capture device, and the PenWare 3100 interactive point-of-transaction terminal which can be used for signature capture, pin input, advertising and promotion, customer surveys and other applications.

The PenWare 3100 features an integrated triple magnetic stripe reader, a large pressure-sensitive display/response screen, and an open-platform, expandable design. Other products include the PenWare 1500 signature capture terminal featuring a back-lit screen.

Software products include Software Developer's Kit (SDK) that allows developers to integrate signature transaction capabilities into their applications; Visual Advantage, a rapid application development (RAD) tool; and Hide & Seek, data management software for the secure storage and retrieval of confidential electronic transaction information in paperless environments.

CUSTOMER BASE. During fiscal 1998, the Company's top 3 customers, IBM, Federated Department Stores, Inc., Fujitsu, represented approximately three-quarters of the Company's net revenue. During fiscal 1997, the Company's top 2 customers, Fujitsu and IBM, represented more than half of the Company's net revenue. The Company's largest customer in fiscal 1998, IBM, accounted for approximately 33% of net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decrease in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial conditions and results of operations.

MARKETS AND STRATEGIES. During fiscal 1998 and 1997, the Company, through its wholly owned subsidiary, PenWare, provided point-of-transaction systems and electronic signature capture capability to companies seeking methods to eliminate paper based systems. The company also markets and sells its products and services through other established channels. Systems integrators (SI's) such as Unisys and JDA, value-added resellers (VAR's) such as Open Payment Technologies and Applied Retail Systems and original equipment manufacturers (OEM's) such as IBM and Fujitsu market and sell MobiNetix products' into other channels, market segments and geographies not currently served by the Company.

The Company seeks to broaden its integrated hardware/software platforms for interactive point-of-sale/service e-transaction management solutions to participate in the growth and evolution of the electronic commerce market. The Company currently considers itself an e-transaction networking solutions provider capable of providing available technology through proprietary configurations to vertical markets. These markets are characterized by numerous large-company customers who have an existing need to improve cost efficiency, productivity and accuracy in the basic operating functions of their businesses. The Company also employs a diverse channel strategy to broaden the coverage of its served markets. By selecting various partners in different segments or geographies, MobiNetix seeks to expand the coverage of its offerings.

The Company possesses two primary core competencies: data/signature capture and e-transaction devices, and expertise in the development of application software. The Company believes it is well positioned to leverage its current strengths in software and systems design to address and penetrate existing and evolving transaction markets.

The Company's primary strategy is to exploit its historical investment and expertise in application software and cost effective hardware design e-transaction capability through a five point strategy focused on: (i) increasing sales and marketing activities that target major end-users; (ii) emphasizing rapid adoption of its technologies as an industry standard in certain vertical markets, (iii) opportunistically forming strategic relationships and working closely with channel partners, (iv) continuing to stay ahead of the technology curve by focusing on price/performance leadership in its approach to product development, and (v) maintaining a balance with respect to its ability to develop proprietary software and hardware, thereby positioning the Company to control the creation of the highest value-added complete solutions available to its vertical target markets and delivering e-transaction networks that enable customers to benefit from evolving Internet-based billing, delivery, promotional and payment options.. The Company's strategy is to continue selling universal transaction devices to the growing market in point of sale, identification/security, finance/banking, medical/healthcare and e-commerce.

COMPETITION. Competition in the e-transaction market is likely to increase. The Company competes with a number of companies, including Verifone, Checkmate and Hypercom, some of which have greater financial, technical and marketing resources than the Company. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control, including product pricing, quality and performance; success in developing new products; adequate manufacturing arrangements and supply of components and materials; effectiveness of sales and marketing resources and strategies; strategic relationships with suppliers, system integrators, VARs and major accounts; timing of new product introductions by the Company and its competitors; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future. The Company depends to a great extent on certain technologies underlying its products.

PATENTS. The Company has no patents and relies primarily on trade secret protection of its intellectual property and, in certain cases, exclusive licensing agreements. MobiNetix is seeking certain patent or other similar protection, but there is no assurance that it will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The electronics and software industries are characterized by frequent litigation regarding patent and other intellectual property rights, and litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. The Company has received a notice of intellectual property infringement in the past. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims.

EMPLOYEES. As of June 30, 1998, the Company, through PenWare, employed 60 full time or part time employees in sales & marketing, engineering, operations, and administration departments

RESEARCH AND DEVELOPMENT. The Company spent $3 million and $1.9 million on research and development in fiscal 1998 and 1997, respectively.

ITEM 2. PROPERTIES

The Company's operations, including engineering, administration and other internal functions, are based in a 7,800 square foot leased facility in Sunnyvale, California. The Company's lease expires in June 1999. Due to its rapid growth during fiscal 1998, the Company is evaluating alternatives for additional space for operations during fiscal 1999.

The Company out sources its manufacturing and repair work to independent companies in Fremont and Sunnyvale, California. The Company conducts competitive bidding for its current and future outsourcing needs.

The Company does not currently own any real property.

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

The following table sets forth market prices for the Company's Common Stock and Common Stock Purchase Warrants. The table reflects the recent two years high and low bid prices for these securities as reported on the OTC Bulletin Board for the periods.

Common Stock

                                               Bid prices ($)
                                             ------------------
Year        Period                           High          Low
----      --------------                     ----          ----
1998      First Quarter                       4.75         3.25
          Second Quarter                      3.63         1.50
          Third Quarter                       4.25         1.50
          Fourth Quarter                      8.50         3.56

1997      First Quarter                       8.00         4.00
          Second Quarter                      5.50         1.25
          Third Quarter                       7.25         2.25
          Fourth Quarter                      5.75         3.63

Warrants

                                                 Bid prices
                                             ------------------
Year        Period                           High          Low
----      --------------                     ----          ----
1998      First Quarter                        *            *
          Second Quarter                       *            *
          Third Quarter                        *            *
          Fourth Quarter                       *            *

1997      First Quarter                        *            *
          Second Quarter                       *            *
          Third Quarter                        *            *
          Fourth Quarter                       *            *

* There was no significant activity for the periods presented.

The quotations set forth above reflect market prices between dealers, without retail mark-up, mark-down, or commission and may not represent actual transactions. The Company's Common Stock was held by approximately 88 stockholders of record as of June 30, 1998.

The Company has never paid a dividend and has no plans to do so. The Company currently intends to retain future earnings, if any, to fund business growth and development.

In June 1998, the Company sold 1,273,149 shares of Series D Preferred Stock in a private placement, receiving net proceeds of approximately $6.85 million. The Series D Preferred stock is convertible into Common Stock at ratio of 1:1.

The Company also sold 894,358 shares of its Series B Preferred Stock in a series of private placements in late fiscal 1996 and early fiscal 1997, receiving net proceeds of approximately $4.1 million. The Series B Preferred Stock is convertible into Common Stock at the ratio of 1:2. As of June 30, 1998, 157,602 shares of Series B Preferred Stock were converted into 315,204 shares of Common Stock.

The proceeds from issuance of these Preferred Stock have been used to finance the Company's operations.

The Company has issued certain Common Stock Purchase Warrants from time to time in connection with certain business transactions. As part of consideration for a $1.5 million bridge loan in fiscal 1998, the Company granted the lenders warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company determined, using a pricing model, that the value of these warrants was $120,636 and recorded as interest expenses in fiscal 1998. The Company also granted a lender 46,154 warrants to purchase the Company's Common Stock at an exercise price of $3.50 in connection with the establishment of a $3 million line of credit. The Company determined that the value of these warrants to be insignificant and will record this value in subsequent period when the line of credit expired.

As part of consideration for a supplier contract the Company's signed with Federated Department Stores, Inc. (Federated), the Company granted Federated warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $3.75 per share. The Company determined that the value of these warrants was $108,620 and will amortize that amount as costs of sales over the course of the contract.

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

OPERATING RESULTS. Due to continued market acceptance of the Company's signature capture and interactive transaction devices, revenue increased by 449% to $11 million in fiscal 1998 from $2 million in fiscal 1997. Sales of such devices now represent the majority of the Company's overall revenues.

Gross margin for fiscal 1998 was 42%, compared to 49% in fiscal 1997. The decrease in margin percentage is primarily attributable to the higher proportion of hardware devices in the product mix and costs associated in ramping volume production of new products.

Selling, general and administrative expense grew from $2.3 million in fiscal 1997 to $3.7 million in fiscal 1998, an increase of 61%. The increase resulted largely from higher personnel expenses incurred to support business growth, including targeted hires in such critical areas as executive management, field sales, finance and manufacturing operations. The Company also increased its spending on sales and marketing efforts, including trade show participation and public relations activities.

Research and development expenses rose from $1.9 million in fiscal 1997 to $3 million in fiscal 1998, an increase of 58%. This increase is primarily attributable to increases in numbers of personnel, particularly key engineering talent. Expenses for technology consulting, materials and non-recurring engineering activities also rose significantly in connection with the Company's products development and design efforts. Research and development expenses are generally charged to operations as incurred. In accordance with SFAS 86, the Company capitalizes software development costs when technological feasibility has been established (see Note 1 to the Consolidated Financial Statements). Costs eligible for capitalization during fiscal 1997 and 1998 were insignificant, and the Company expensed all software development costs to research and development.

Interest and other income was in line in fiscal 1998 compared to fiscal 1997. Interest expense increased from $4,062 in fiscal 1997 to $253,958 in fiscal 1998, an increase of 61 times due to the borrowings of $820,195 under a line of credit and a $1.5 million bridge loan from a commercial bank. As part of consideration for the bridge loan, the Company granted the lenders warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company determined, using a pricing model, that the value of these warrants was $120,636 and recorded that amount as interest expense in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES. During fiscal 1998 and 1997, the Company financed its operations and capital expenditures primarily from proceeds from the private placements of Preferred Stock and from certain notes payable and line of credit from a commercial bank.

The Company sold 1,273,149 shares of its Series D Preferred Stock in a private placement in June 1998, receiving net proceeds of approximately $6.85 million.

At June 30, 1998, the Company's principal sources of liquidity included cash of $6.5 million and a $3 million of line of credit which initially expired on July 15, 1998 and was subsequently extended to July 15, 1999. At June 30, 1998, the Company had outstanding borrowings of $290,195 under the line of credit. All outstanding borrows were repaid in July 1998. The Company had no other long or short-term debt and no significant capital commitments other than those under capital leases.

The Company's financing activities generated $7.8 million and $1.4 million in net cash during fiscal 1998 and 1997, respectively, mainly from the sale of preferred stock. Operating activities consumed $4.5 million in net cash during fiscal 1998, compared to $145,090 in 1997. Contract prepayments from major customers provided the funds for Company's growing working capital needs and is being accounted for as deferred revenue until the product is shipped.

The Company signed a contract with Federated Department Stores, Inc. (Federated) to supply transaction terminal devices and received a $5 million prepayment in April 1998. The prepayments from this contract are being used to help finance operations, including significant commitments for inventory, and have been recorded as deferred revenue until the product is shipped. As of June 30, 1998, approximately $3.8 million of this deferred revenue has been recognized. Recognition in future periods will depend on the Company's ability to perform under the contract.

The Company also received a similar contract for $3 million in February 1997. The deferred revenue under that contract was fully recognized in fiscal 1998.

OUTLOOK. With the cash on hand and the existing credit facilities, the Company believes that it will not require additional financing for fiscal 1999. However, the Company may pursue other debt or equity transactions which upon completion, would provide additional financing for future expansion. There is no assurance that additional funding will be available.

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

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent assessment, the Company believes that it will not be required to modify or replace significant portions of its software in order to address its Year 2000 issue. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the systems of other companies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and schedules required by Item 7 are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has no change and has no disagreements with its accountant on accounting and financial disclosure during the periods covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by Item 9 will be included in the Proxy Statement, to be filed by October 28, 1998, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 will be included in the Proxy Statement, to be filed by October 28, 1998, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 will be included in the Proxy Statement, to be filed by October 28, 1998, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 will be included in the Proxy Statement, to be filed by October 28, 1998, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. FINANCIAL STATEMENTS EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report. Audited financial statements and notes are included in Part II, Item 7, above.

Financial Statements:

F1                                                                       PAGE 10


                             MOBINETIX SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

CONSOLIDATED BALANCE SHEET AS JUNE 30, 1998, 1997                            F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
    YEARS ENDED JUNE 30, 1998, 1997                                          F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
    THE YEARS ENDED JUNE 30, 1998, 1997                                      F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
    ENDED JUNE 30, 1998, 1997                                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

F2                                                                       PAGE 11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of MobiNetix Systems, Inc.:

We have audited the accompanying consolidated balance sheet of MobiNetix Systems, Inc. (a Delaware corporation) and subsidiary as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MobiNetix Systems, Inc. and subsidiary as of June 30, 1998, and the results of its operations and its cash flows for the two years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

San Jose, California
August 4, 1998

F3                                                                       PAGE 12

                             MOBINETIX SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998

ASSETS

Current assets:
    Cash and equivalents                                             $  6,465,898
    Accounts receivable, less allowance for
        doubtful accounts of $62,363                                      664,201
    Inventories, net                                                    2,543,368
    Prepaid expenses and other current assets                             218,657
                                                                     ------------
        Total current assets                                            9,892,124

Property and equipment                                                    665,480
    Less:  Accumulated depreciation                                      (355,961)
                                                                     ------------
        Property and equipment, net                                       309,519
                                                                     ------------
        Total assets                                                 $ 10,201,643
                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    2,334,712
    Accrued liabilities and other                                         772,248
    Deferred revenues                                                   1,152,450
                                                                     ------------
        Total current liabilities                                       4,259,410
                                                                     ------------

Commitments (Note 9)                                                           --

Shareholders' equity:
    Series B Convertible Preferred Stock, par value $0.001,
      882,353 shares authorized; liquidation preference
      of $7,500,000; 736,756 share issued and outstanding                     736
    Series C Convertible Preferred Stock, par value $0.001
      28,125 shares authorized;  liquidation preference of
      $2,250,000; 28,125 shares issued and outstanding                         28
    Series D Convertible Preferred Stock, par value $0.001;
      Liquidation preference of $7,000,000; 1,273,149
      shares authorized, issued and outstanding                             1,273
    Common Stock, par value $0.001; 12,000,000 share
      Authorized; 1,868,925 shares issued and outstanding                   1,869
    Additional paid-in capital                                         14,950,443
    Accumulated deficit                                                (9,012,116)
                                                                     ------------
        Total shareholders' equity                                      5,942,233
                                                                     ------------
        Total liabilities and shareholders' equity                   $ 10,201,643
                                                                     ============

    The accompanying notes are an integral part of this financial statement.

F4                                                                       PAGE 13


                             MOBINETIX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

                                                  1998                 1997
                                              ------------         ------------
Revenues                                      $ 11,028,374         $  2,007,431
Cost of revenues                                 6,383,169            1,029,390
                                              ------------         ------------
Gross margin                                     4,645,205              978,041
                                              ------------         ------------
Operating expenses:
   Selling, general and administrative           3,669,258            2,312,289
   Research and development                      2,972,425            1,946,078
                                              ------------         ------------
      Total operating expenses                   6,641,683            4,258,367
                                              ------------         ------------

Operating loss                                  (1,996,478)          (3,280,326)

Interest expenses and other                       (253,958)              (4,062)
Interest income                                    128,106              148,799
                                              ------------         ------------

Income before income taxes                      (2,122,330)          (3,135,589
Income taxes                                            --               (2,400)
                                              ------------         ------------
      Net loss                                $ (2,122,330)        $ (3,137,989)
                                              ============         ============

Net loss per share - Basic                           (1.36)               (2.35)

Net loss per share - Diluted                         (1.36)               (2.35)

Weighted average shares outstanding
    Basic & Diluted                              1,559,860            1,337,417

   The accompanying notes are an integral part of these financial statements.

F5                                                                       PAGE 14

                             MOBINETIX SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997


                                        Series B                Series C               Series D
                                     Preferred Stock         Preferred Stock        Preferred Stock               Common Stock
                                  ---------------------      ----------------     ---------------------      ---------------------
                                   Shares        Amount      Shares    Amount      Shares        Amount       Shares        Amount
                                  --------       ------      ------    ------     ---------      ------      ---------      ------
Balances as of June 30, 1996       627,511       $ 627       28,125      $28             --      $   --      1,335,809      $1,336

Shares issued by private
    placement                      266,847         267           --       --             --          --             --          --
Options exercised                       --          --           --       --             --          --          3,941           4
Net loss                                --          --           --       --             --          --             --          --
                                  --------       -----       ------      ---      ---------      ------      ---------      ------
Balances as of June 30, 1997       894,358         894       28,125       28             --          --      1,339,750       1,340

Shares issued by private
    placement                           --          --           --       --      1,273,149       1,273             --          --
Conversions of Series B
    Preferred Stock               (157,602)       (158)          --       --             --          --        315,204         316
Issuance of Common Stock
    Purchase Warrants                   --          --           --       --             --          --             --          --
Options exercised                       --          --           --       --             --          --        213,971         213
                                  --------       -----       ------      ---      ---------      ------      ---------      ------
Balances as of June 30, 1998       736,756       $ 736       28,125      $28      1,273,149      $1,273      1,868,925      $1,869
                                  ========       =====       ======      ===      =========      ======      =========      ======

   The accompanying notes are an integral part of these financial statements.

F5                                                                       PAGE 15

                             MOBINETIX SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997



                                           Additional                                   Total
                                            Paid in             Accumulated         Stockholders'
                                            Capital               Deficit          Equity (deficit)
                                          ------------          -----------        ----------------
Balances as of June 30, 1996              $  5,984,022          ($3,751,797)         $ 2,234,216

Shares issued by private
    placement                                1,352,252                   --            1,352,519
Options exercised                                2,860                   --                2,864
Net loss                                                         (3,137,989)          (3,137,989)
                                          ------------          -----------          -----------

Balances as of June 30, 1997                 7,339,134           (6,889,786)             451,610

Shares issued by private
    placement                                6,850,582                   --            6,851,855
Conversions of Series B
    Preferred Stock                               (158)                  --                   --
Issuance of Common Stock Purchase
    Warrants                                   120,636                   --              120,636
Options exercised                              640,249                   --              640,462
Net loss                                            --           (2,122,330)          (2,122,330)
                                          ------------          -----------          -----------
Balances as of June 30, 1998              $ 14,950,443          ($9,012,116)         $ 5,942,233
                                          ============          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

F6                                                                       PAGE 16
                             MOBINETIX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997


                                                                1998               1997
                                                            ------------       ------------
Cash flows from operating activities:
Net loss                                                    $ (2,122,330)      $ (3,137,989)
                                                            ------------       ------------
Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Depreciation and amortization                                154,594            103,441
    Provision for bad debts                                        3,474             38,576
    Issuance of Common Stock Purchase Warrants                   120,636                 --
Changes in operating assets and liabilities
    Accounts receivable                                         (368,036)          (200,748)
    Inventories                                               (1,184,611)        (1,202,349)
    Prepaid expenses and other current assets                   (101,627)           (15,420)
    accounts payable                                           1,425,319            671,617
    accrued liabilities                                           77,163            113,711
    Deferred revenues                                         (2,539,810)         3,484,071
                                                            ------------       ------------
       Net cash used in operating activities                  (4,535,228)          (145,090)
                                                            ------------       ------------
Cash flows from investing activities:
Purchase of property and equipment                              (202,875)          (227,172)
                                                            ------------       ------------
Net cash used in investing activities                           (202,875)          (227,172)
                                                            ------------       ------------

Cash flows from financing activities:
   Borrowings - credit line                                      820,195                 --
   Repayments - credit line                                     (530,000)                --
   Borrowings - notes payable                                  1,500,000                 --
   Repayments - notes payable                                 (1,500,000)                --
   Issuance of Series D Preferred Stock, net                   6,851,855                 --
   Issuance of Series B Preferred Stock, net                          --          1,352,519
   Proceeds from issuance of Common Stock                        640,462              2,864
                                                            ------------       ------------
Net cash provided by financing activities                      7,782,512          1,355,383
                                                            ------------       ------------
Net increase in cash                                           3,044,409            983,121

Cash and equivalents at beginning of year                      3,421,489          2,438,368
                                                            ------------       ------------
Cash and equivalents at end of year                         $  6,465,898       $  3,421,489
                                                            ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                         --       $      1,200
   Cash paid for interest                                   $     94,216       $      4,062
Non-cash investing and financing activities:
   Issuance of Common Stock Purchase Warrants                    120,636                 --
   Conversion of Series B Preferred Stock to
      Common Stock                                                   158                 --

   The accompanying notes are an integral part of these financial statements.

F7                                                                       PAGE 17

                             MOBINETIX SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION AND OPERATIONS

MobiNetix Systems, Inc. ("MobiNetix" or the "Company"), a Delaware Corporation, is the result of a fiscal 1996 acquisition agreement between PenUltimate, Inc. ("PenUltimate") and PenWare Inc. ("PenWare"). The former operations of PenUltimate, which had been engaged in developing and marketing application software products for sales and other mobile professionals, were discontinued in January 1996. In June 1996, Common and Preferred stockholders of PenWare exchanged their holdings in PenWare for shares of PenUltimate Common Stock, and PenWare became a wholly owned subsidiary of PenUltimate. In August 1996, PenUltimate changed its name to MobiNetix Systems, Inc. ("MobiNetix").

PenWare was incorporated in 1983 and developed and sold several software products, including the PenCell(R) spreadsheet for personal digital assistants ("PDAs"). In 1995, PenWare acquired the rights to certain technology from Inforite Corporation ("Inforite") and now develops and sells products such as the PenWare 1100 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. Certain members of the Company's executive team also joined PenWare from Inforite.

The Company is subject to a number of risks common to companies at a similar stage of development, including the need to obtain adequate financing, competition from firms that have greater financial resources than the Company, reliance on contract manufacturers and a history of operating losses. The Company has received a notice of intellectual property infringement. There can be no assurance that the Company will not receive other such notices in the future.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided upon shipment. Software product revenues are recognized when the related products are shipped, provided there are no significant post-delivery obligations, payment is probable, and payment is due within one year. Payments received from customers for which the related product have not been shipped are recorded as deferred revenues until shipped. Revenues from services, which are not significant, are generally recognized as the services are performed.

F8                                                                       PAGE 18

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

RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. As of June 30, 1998 and 1997, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At June 30, 1998, the Company's inventories were as follows:

             Raw materials                               $1,104,838
             Work in process                              1,121,986
             Finished goods                                 316,544
                                                         ----------
               Total                                     $2,543,368
                                                         ==========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets, generally three to five years. At June 30, 1998, the Company's property and equipment were as follows:

                                              Costs         Depreciation
                                             -------        ------------
         Office equipment                    328,280          (221,901)
         Engineering and production
           equipment                         184,677           (50,323)
         Computer equipment                   37,475           (19,759)
         Furniture and fixtures               30,688           (13,770)
         Leasehold improvement                84,360           (50,208)
                                             -------          --------
         Total                               665,480          (355,961)
                                             =======          ========

F9                                                                       PAGE 19

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in APB No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS 128 was retroactively adopted in fiscal 1998.

Basic net loss per share for fiscal 1998 and 1997 is based on the weighted average Common Shares outstanding during the year Diluted net loss per share is the same as basic net loss per share due to the potentially dilutive securities, including outstanding stock options and convertible Preferred Stock, being anti-diluted because of the net loss.

STOCK BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," which also became effective in fiscal 1997, establishes a fair value based method of accounting for stock-based compensation plans, while also permitting an election to continue following the requirements of APB Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company has elected to continue to measure compensation costs for its employee stock compensation plans using the method of accounting prescribed by APB No. 25 while providing the additional disclosure requirements set forth in SFAS 123.

RECLASSIFICATIONS

Certain amounts for fiscal years prior to 1998 have been reclassified to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is expected to have no significant impact to the Company's consolidated financial position or results of operations.

Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flow.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

F10                                                                      PAGE 20

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

Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 1998:

Gross deferred tax assets:

          Net operating loss carryforward                    $ 5,143,012
          Tax credit carryforwards                               187,505
          Deferred revenue                                       459,072
          Accrued expenses and other                             442,817
                                                             -----------
       Gross deferred tax asset                                6,232,406

       Deferred tax liability:

       Valuation allowance                                    (6,232,406)
                                                             -----------
       Net deferred tax asset                                $        --
                                                             ===========

A valuation allowance has been established against the deferred tax asset because such asset does not meet the criteria for recognition included in SFAS 109.

A substantial portion of the Company's net operating loss carryover and tax credit carry-forwards are subject to the Section 382 limitation and the Section 383 limitation, respectively, and may not be utilized when the Company becomes profitable.

3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and trade receivables. The Company places its cash with high quality financial institutions.

The Company's accounts receivable are concentrated with a few customers primarily in the retail, security identification and field sales/services industries. The Company maintains an allowance for un-collectible accounts based upon expected collectibility of all accounts receivable. The Company does not generally require collateral.

F11                                                                      PAGE 21

4. PREFERRED STOCK

The Company sold and issued 1,273,149 shares of Series D Preferred Stock in a private placement for net proceeds of $6,851,855 in June 1998. Each share of Series D Preferred Stock is convertible into Common Stock at a rate of 1:1.

The Company's Series C Preferred Stock is convertible into Common Stock at a rate of 1 to 40, which is adjustable in the event of certain issuance of additional Common Stock, including stock dividends, options, and securities convertible to Common Stock.

The Company sold and issued 894,358 shares of Series B convertible Preferred Stock in a series of private placements and bridge loan conversions during fiscal 1996 and 1997. Each share of Series B Preferred Stock is convertible into Common Stock at a rate of 1:2, and is adjustable similar to Series C shares. In fiscal year 1998, 157,602 shares of Series B Preferred Stock were converted into 315,204 shares of Common Stock.

All Series of the Preferred Stock are subject to automatic conversion into Common Stock at the current rate upon (1) the closing of the sale of the Company's Common Stock in an underwritten, public offering registered under the Securities Act of 1933 with proceeds greater than $6 million, or (2) by written elections of holders of majority of each Series of Preferred Stocks outstanding. Preferred stockholders have voting rights based on the number of common shares into which they can be converted.

5. COMMON STOCK

Approximately 1,084,275 shares were issued to management for cash in December 1995 at a price of $0.001 per share. Fifty percent of these shares vested immediately and the remaining shares vest on a 1/48 basis for each month thereafter. As of June 30, 1998, 203,302 shares remain unvested.

As of June 30, 1998, approximately 465,006 Common Stock Purchase Warrants were outstanding. The exercise price of these warrants range from $2.01 to $3.75 per share with an average of $3.47 per share. Some of these warrants can be exercised through April 2002.

The Company has reserved enough shares of Common Stock for the events of Preferred Stock conversions and exercises of stock options and/or warrants.

6. NOTES PAYABLE

In June 1997, MobiNetix entered into a line of credit agreement with a bank under which the Company may borrow up to $3 million at a rate of prime plus 1%. The line of credit expired July 1, 1998 and was extended to July 15, 1999. The line of credit is collateralized by inventory and receivables. The credit agreement requires the Company to meet certain financial ratios and covenants pertaining to net worth and liquidity and imposes restrictions in such matters as changes in control. The Company granted to the lender 46,154 warrants exercisable into Common Stock at a price of $3.50 through April 2002. The Company determined, based on a price model, that the value of these warrants to be minimal and will record this value in subsequent period when the line of credit expired.

The Company was in debt of $290,195 under this credit facility on June 30, 1998 and paid off this indebtedness in July 1998.

F12                                                                      PAGE 22

7.  EMPLOYEE STOCK OPTIONS

Under the terms of the Company's 1992 and 1996 Stock Option Plans ("Plans"), incentive common stock options may be granted at prices not lower than fair market value. Nonqualified stock options may be granted at prices not lower than 85% of the fair market value, as determined by the Board of Directors at the date of the grant. Options granted under the 1992 Plan generally vest 12.5% after six months with the remaining options vesting monthly on a pro rata basis over the following 42 months. Options granted under the 1996 Plan generally vest 25% after one year, with the remaining options vesting monthly on a pro rata basis over the following 36 months. Options generally expire after 10 years under both Plans. Activity relating to the plans is as follows:

                                    Shares              Number of          Average
                                   Available             Options         Exercisable
                                   For Grant           Outstanding          Price
                                  ----------           -----------       -----------
Balances, June 30, 1996              54,870               33,644           $  .055

Shares authorized                 1,500,000                   --                --

Options granted                    (848,400)             848,400           $ 1.769

Options exercised                        --               (3,941)          $ 0.726

Options cancelled                    48,832              (48,293)          $ 1.952
                                  ---------            ---------

Balances, June 30, 1997             755,302              829,810           $ 1.694

Options granted                    (606,050)             606,050           $ 3.094

Options exercised                        --             (213,971)          $ 2.984

Options cancelled                    71,623              (71,623)          $ 2.636
                                  ---------            ---------

Balances, June 30, 1998             220,875            1,150,266           $2.1943
                                  =========            =========

As of June 30, 1998, 489,289 options were exercisable at prices ranging from $0.004 to $5.75 per share. All options under the 1992 plan were granted by PenWare and were converted into options to purchase shares of MobiNetix. All options granted during fiscal 1998 were made by MobiNetix under the 1996 Plan.

F13                                                                      PAGE 23

The following table summarizes additional information with respect to stock options outstanding as of June 30, 1998:

                             Options outstanding                  Options exercisable
                    -------------------------------------    ----------------------------
                                   Weighted      Weighted     Number of         Weighted
                     Number of      Average       Average      Options          Average
    Exercise          Options     Contractual    Exercise    Exercisable      Exercisable
     Prices          at 6/30/98   Life (years)     Price      at 6/30/98         Price
----------------    -----------   ------------   --------    ------------     -----------
$0.004 to $0.200         12,066         7           0.107        13,122          0.149

$1.375 to $1.625        708,000         8           1.398       411,511          1.398

$2.220 to $2.880        149,500         8           2.290        32,166          2.290

$3.380 to $4.040        147,000         9           3.600        17,269          3.600

$4.630 TO $5.750        133,700         9           4.753        15,221          4.753
                      ---------                                 -------
$0.004 TO $5.75       1,150,266         8.5         2.194       489,289          2.194
                      =========                                 =======

The fair value of the grants has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

              Year ended June 30,               1998           1997
                                               -------        -------
              Risk-free interest rate             6.0%           6.0%
              Expected dividend yield               0%             0%
              Expected lives                   5 years        5 years
              Expected volatility                 105%           105%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share for the fiscal years ended June 30, 1998 and 1997 would approximate the pro forma disclosures below:

                                 June 30, 1998                June 30, 1997
                           ------------------------     -------------------------
                           As reported   Pro-forma      As reported    Pro-forma
                           -----------   ----------     -----------    ----------
    Net loss               $(2,122,330)  (2,565,770)    $(3,137,989)   (3,370,281)
    Net loss per share           (1.36)       (1.64)          (2.35)        (2.52)

F14                                                                      PAGE 24

8.  SIGNIFICANT CUSTOMERS.

Customers representing more than 10% of total revenues are summarized below for fiscal 1998 and 1997:

                                                       1998           1997
                                                       ----           ----
          Fujitsu                                       12%            30%
          IBM                                           33%            22%
          Federated Department Stores, Inc.             23%            --

9.  COMMITMENTS

In 1996, the Company entered into a lease for office and operating facilities in Sunnyvale, California which expires in June 1999. The Company has also entered into certain other operating leases for computers and equipment.

The annual minimum lease payments under these leases are as follows:

           1999                                              112,620
           2000                                                7,170
                                                            --------
           Total                                            $119,790
                                                            ========

Rent expense was approximately $150,000 and $106,000 for the years ended June 30, 1998 and 1997, respectively.

EXHIBITS:

  2.1(h)     Agreement and Plan of Reorganization dated June 10, 1996 among
             PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

  3.1(l)     Restated Certificate of Incorporation of the Company.

  3.2(a)     By-laws of the Company.

  4.1(c)     Specimen certificate for Common Stock of the Company.

  4.2(c)     Specimen certificate for Common Stock Purchase Warrants.

  4.3(d)     Warrant Agreement between the Company and U.S. Stock Transfer
             Company dated as of December 21, 1993.

  4.4(d) Representative's Warrants issued to Paulsen Investment Co., Inc., on December 31, 1993.

  4.5 Investor Rights Agreement, date June 9, 1998 among the Company and the purchaser of shares of Series D Preferred Stock.

 10.1(a) Warrant Agreement between the Company and Horwitz, Cutler & Beam dated March 31, 1993.

 10.2(a)     1992 Incentive and Statutory Stock Option Plan of the Company.

 10.3(a)     Form of Incentive Stock Option under 1992 Incentive and Statutory
             Stock Option Plan of the Company.

 10.4(a)     Form of Nonstatutory Stock Option under 1992 Incentive and
             Statutory Stock Option Plan of the Company.

 10.5(b)     Amendment dated September 3, 1993 to Warrant Agreement between the
             Company and Horwitz, Cutler & Beam dated March 31, 1993, as amended on August 27, 1993.

 10.6(d)     Amendment dated April 20, 1994 to Warrants Agreement between the
             Company and Horwitz, Cutler & Beam.

 10.7(i) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale, California, 94086.

 10.8(j)     1996 Stock Option Plan of the Company and related agreements.

 10.9(k) Software Development and License Agreement, dated March 16, 1998 between the Company and Federated Department Stores, Inc,.

 10.10(k)    Systems Acquisition Agreement, dated March 16, 1998, as amended
             Marched 20, 1998 between the Company and Federated Department
             Stores, Inc,.

 10.11(k)    Common Stock Purchase Warrant Agreement between the Company and
             Federated Department Stores, Inc,.

 10.12       Series D Preferred Stock Purchase Agreement between the Company and
             Welch Allyn, Inc. dated April 24, 1998.

 16(h)       Letter re: change in certifying accountant

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

(g) Incorporated herein by reference to the Company's Report on Form 8-KSB dated June 10, 1996 and filed with the Commission on June 25, 1996.

(h) Incorporated herein by reference to the Company's Report on Form 8-KSB dated July 17, 1996 and filed with the Commission on July 23, 1996.

(i) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1996 and filed with the Commission on September 30, 1996.

(j) Incorporated herein by reference to the Company's Report on Form 10-QSB dated February 13, 1997 and filed with the Commission on February 14, 1997.

(k) Incorporated herein by reference to the Company's Report on Form 10-QSB dated May 15, 1997 and filed with the Commission on May 15, 1997.

(l) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1997 and file with the Commission on September 30, 1997.

(2) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE 30, 1998

None.


                                   SIGNATURES

In accordance with of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOBINETIX SYSTEMS, INC.

Date: September 29, 1998      By:  /s/ AZIZ VALLIANI
                                   ---------------------------------------------
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 29, 1998     By:   /s/ AZIZ VALLIANI
                                   ---------------------------------------------
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director (principal executive
                                       officer)

Date: September 29, 1998     By:   /s/ PAUL DALI
                                   ---------------------------------------------
                                       Paul Dali
                                       Chairman of the Board

Date: September 29, 1998     By:   /s/ DAVID M. LICURSE, SR.
                                   ---------------------------------------------
                                       David M. Licurse, Sr.
                                       Chief Financial Officer and Vice
                                       President Operations (principal
                                       accounting officer)

Date: September 29, 1998     By:   /s/
                                   ---------------------------------------------
                                       Vivian M. Stephenson
                                       Director

Date: September 29, 1998     By:   /s/
                                   ---------------------------------------------
                                       William L. Powar
                                       Director

Date: September 29, 1998     By:   /s/
                                   ---------------------------------------------
                                       Kevin Jost
                                       Director

LIST OF EXHIBITS:

  2.1(h)     Agreement and Plan of Reorganization dated June 10, 1996 among
             PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

  3.1(l)     Restated Certificate of Incorporation of the Company.

  3.2(a)     By-laws of the Company.

  4.1(c)     Specimen certificate for Common Stock of the Company.

  4.2(c)     Specimen certificate for Common Stock Purchase Warrants.

  4.3(d)     Warrant Agreement between the Company and U.S. Stock Transfer
             Company dated as of December 21, 1993.

  4.4(d) Representative's Warrants issued to Paulsen Investment Co., Inc., on December 31, 1993.

  4.5 Investor Rights Agreement, date June 9, 1998 among the Company and the purchaser of shares of Series D Preferred Stock.

 10.1(a) Warrant Agreement between the Company and Horwitz, Cutler & Beam dated March 31, 1993.

 10.2(a)     1992 Incentive and Statutory Stock Option Plan of the Company.

 10.3(a)     Form of Incentive Stock Option under 1992 Incentive and Statutory
             Stock Option Plan of the Company.

 10.4(a)     Form of Nonstatutory Stock Option under 1992 Incentive and
             Statutory Stock Option Plan of the Company.

 10.5(b)     Amendment dated September 3, 1993 to Warrant Agreement between the
             Company and Horwitz, Cutler & Beam dated March 31, 1993, as amended on August 27, 1993.

 10.6(d)     Amendment dated April 20, 1994 to Warrants Agreement between the
             Company and Horwitz, Cutler & Beam.

 10.7(i) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale, California, 94086.

 10.8(j)     1996 Stock Option Plan of the Company and related agreements.

 10.9(k) Software Development and License Agreement, dated March 16, 1998 between the Company and Federated Department Stores, Inc,.

 10.10(k)    Systems Acquisition Agreement, dated March 16, 1998, as amended
             Marched 20, 1998 between the Company and Federated Department
             Stores, Inc,.

 10.11(k)    Common Stock Purchase Warrant Agreement between the Company and
             Federated Department Stores, Inc,.

 10.12       Series D Preferred Stock Purchase Agreement between the Company and
             Welch Allyn, Inc. dated April 24, 1998.

 16(h)       Letter re: change in certifying accountant

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

(g) Incorporated herein by reference to the Company's Report on Form 8-KSB dated June 10, 1996 and filed with the Commission on June 25, 1996.

(h) Incorporated herein by reference to the Company's Report on Form 8-KSB dated July 17, 1996 and filed with the Commission on July 23, 1996.

(i) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1996 and filed with the Commission on September 30, 1996.

(j) Incorporated herein by reference to the Company's Report on Form 10-QSB dated February 13, 1997 and filed with the Commission on February 14, 1997.

(k) Incorporated herein by reference to the Company's Report on Form 10-QSB dated May 15, 1997 and filed with the Commission on May 15, 1997.

(l) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1997 and file with the Commission on September 30, 1997.