Form 10QSB
period 1998-09-30
MOBINETIX SYSTEMS INC
filed 1998-11-13
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152

                             MOBINETIX SYSTEMS, INC.
                 ----------------------------------------------
         Exact Name of small business issuer as specified in its charter

          DELAWARE                                                33-0253408
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

     500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA                  94086
     ------------------------------------------                  -----
      (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (408) 524-4200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of October 21, 1998: 1,920,124


Transitional Small Business Disclosure Format:     Yes  [ ]   No  [X]


================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet at September 30, 1998    3

        Consolidated Condensed Statements of Operations for the
        Three Months Ended September 30, 1998 and 1997                4

        Consolidated Condensed Statements of Cash Flows for the
        Three Months Ended September 30, 1998 and 1997                5

        Notes to Consolidated Condensed Financial Statements          6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             12

Signature                                                            12

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MOBINETIX SYSTEMS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEET (unaudited)
                            as of September 30, 1998


ASSETS

Current assets:
   Cash and equivalents                                    $  5,757,356
   Accounts receivable, net                                      57,112
   Inventories                                                1,908,039
   Prepaid expenses and other current assets                    186,706
                                                           ------------
       Total current assets                                   7,909,213
                                                           ------------
Property and equipment                                          720,897
   Less: Accumulated depreciation                              (386,237)
                                                           ------------
       Property and equipment, net                              334,660
                                                           ------------
       Total assets                                        $  8,243,873
                                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    908,214
   Accrued liabilities and other                                545,434
   Deferred revenues                                            270,169
                                                           ------------
       Total current liabilities                              1,723,817
                                                           ------------
Stockholders' equity:
   Series B convertible Preferred Stock                             711
   Series C convertible Preferred Stock                              28
   Series D convertible Preferred Stock                           1,273
   Common stock                                                   1,920
   Additional paid-in capital                                15,088,839
   Accumulated deficit                                       (8,572,715)
                                                           ------------
       Total stockholders' equity                             6,520,056
                                                           ------------
       Total liabilities and stockholders' equity          $  8,243,873
                                                           ============


    The accompanying notes are an integral part of this financial statement.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                     1998                  1997
                                                ------------          ------------

Revenues                                        $  6,046,779          $  1,618,282

Cost of revenues                                   3,541,410               961,284
                                                ------------          ------------

Gross margin                                       2,505,369               656,998
                                                ------------          ------------

Operating expenses:
   Selling, general and administrative             1,142,774               672,219
   Research and development                          961,005               671,054
                                                ------------          ------------

      Total operating expenses                     2,103,779             1,343,273
                                                ------------          ------------

Operating income/(loss)                              401,590              (686,275)

Interest expenses                                    (20,412)                 (265)
Interest income                                       58,223                30,695
                                                ------------          ------------

Income/(loss) before income taxes                    439,401              (655,845)
Income taxes                                            --                    --
                                                ------------          ------------

Net income/(loss)                               $    439,401          $   (655,845)
                                                ============          ============

Net income/(loss) per share (note 2)
   Basic                                        $       0.23          $      (0.49)
   Diluted                                      $       0.07          $      (0.49)

Weighted average shares outstanding
   Basic                                           1,906,450             1,341,051
   Diluted                                         6,437,988             1,341,051


   The accompanying notes are an integral part of these financial statements.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                              1998                  1997
                                                          ------------          ------------

Net cash used in operating activities                     $   (362,930)         $ (1,980,534)
                                                          ------------          ------------

Cash flows from investing activities:
   Purchase of property and equipment                          (55,417)              (21,205)
                                                          ------------          ------------

Net cash used in investing activities                          (55,417)              (21,205)
                                                          ------------          ------------

Cash flows from financing activities:
   Repayment of debt under a line of
      credit                                                  (290,195)                   --
                                                          ------------          ------------

Net cash used in financing activities                         (290,195)                   --
                                                          ------------          ------------

Net decrease in cash and cash equivalents                     (708,542)           (2,001,739)

Cash and cash equivalents at beginning
  of period                                                  6,465,898             3,421,489
                                                          ------------          ------------

Cash and cash equivalents at end
  of period                                               $  5,757,356          $  1,419,750
                                                          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for income taxes                                       --                    --
   Cash paid for interest                                        3,423                   265


   The accompanying notes are an integral part of these financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The financial information included herein for the three month period ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of MobiNetix Systems, Inc. (the "Company") for the year ended June 30, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  NET INCOME/(LOSS) PER SHARE

Basic net income per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if converted method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997 as follows:

                                                                 September 30,
                                                       ---------------------------------
                                                           1998                 1997
                                                       ------------         ------------

Numerator for basic and diluted earnings per
   share - net income/(loss)                           $    439,401         $   (655,845)
                                                       ------------         ------------

Denominator for basic earnings per share -
   weighted average Common shares                         1,906,450            1,341,051

Effect of dilutive securities
   Series B Preferred Stock                               1,456,550                   --
   Series C Preferred Stock                               1,150,307                   --
   Series D Preferred Stock                               1,273,149                   --
   Employee stock options and warrants                      651,532                   --
                                                       ------------         ------------

Denominator for diluted earnings per share
   adjusted weighted average shares                       6,437,988            1,341,051
                                                       ------------         ------------

Income/(loss) per share
   Basic                                               $       0.23         $      (0.49)
   Diluted                                             $       0.07         $      (0.49)

Potentially dilutive securities excluded from
   computations as the effect would be
   antidilutive                                                  --            2,909,810


3.  INVENTORIES

Classification of inventories is as follows:


                         September 30,
                             1998
                         -------------
Finished goods           $     260,478
Work in process                758,266
Raw materials                  889,295
                         -------------
Total                    $   1,908,039
                         -------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see Part I, Item 1).

This quarterly report on Form 10-QSB ("Form 10-QSB") for MobiNetix Systems, Inc. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," and similar expressions identify such forward looking statement. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business," "Operating Results," "Liquidity and Capital Resources," and "Outlook" on pages 3-5 and 7-9 in the annual report on Form 10-KSB ("Annual Report") filed with the Securities and Exchange Commission("Commission") on September 29, 1998. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 1997)

The 274% increase in revenues from the first quarter of fiscal 1998 (three months ended September 30, 1997) to the first quarter of fiscal 1999 (three months ended September 30, 1998) is largely due to increased sales of the Company's advanced PenWare 3100 inter-active electronic transaction terminal, including significant shipments to Federated Department Stores, Inc.("Federated"). The Company continues to fill the orders under a supplier contract with Federated reached in the fourth quarter of fiscal 1998.

Cost of sales increased significantly in the first quarter of fiscal 1999, mainly due to higher unit volumes shipped and startup costs associated with the Company's manufacturing ramp for new and existing products.

Selling, general and administrative expenses increased by 70% from first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hiring of employees in such areas as field sales, purchasing and production control.

The 43% increase in research and development expense in the first quarter of fiscal 1999 is also largely attributable to the increase in number of Company personnel. The Company expanded its engineering staff during the first quarter of fiscal 1999 to enable the design, development and production ramp of interactive transaction terminal products and software solutions. Expenses for technical consulting and engineering tools and materials also increased in the first quarter of fiscal 1999 compared to the first quarter in the previous year in connection with the Company's hardware development and design efforts.


CASH AND SOURCES OF LIQUIDITY

The Company's operating activities consumed $362,930 in cash during the first quarter of fiscal 1999, compared to $1,980,534 during the first quarter of fiscal 1998. The decreased cash usage in the first quarter of 1999 is due largely to collection of the Company's accounts receivable that offset increased expenses in the period.

The Company's financing activities consumed $290,195 in the first quarter of first 1999 compared to no cash outlay in the first quarter of fiscal 1998. The increase in cash usage is due to the Company payment of $290,195 indebtedness under a line of credit with a commercial bank in July 1998. As of September 30, 1998, the Company's principal sources of liquidity include cash of $5.8 million and funds available under its $3.0 million line of credit, which is subject to borrowing base formulas and other conditions. The line of credit expires July 15, 1999.

OUTLOOK

With the cash on hand and the existing credit facilities, the Company believes that it will not require additional financing for fiscal 1999. However, the Company may pursue other debt or equity transactions which upon completion, would provide additional financing for future expansion. There is no assurance that additional funding will be available.

MobiNetix believes that it has the technical and marketing skills and product offerings necessary for future success. However, the Company has yet to sustain consistent profitability and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

IMPACT OF CURRENCY AND INFLATION.

The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. The Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Company's financial results have not been significant.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-QSB and the risk factors discussed in the Company's latest Annual Report filed with the Commission, investors evaluating the Company and its business should carefully consider the following risk factors, which may have a significant impact on the Company's business, operating results and financial condition. The risk factors set forth below and elsewhere in this Form 10-QSB and in the Company's Annual Report could cause actual results to differ materially from those projected in any forward-looking statements. These risk factors include but are not limited to the unpredictable and fluctuating operating results; highly competitive markets for the Company's products; rapidly developing and changing technologies and market condition; dependence on intellectual property, large customers, single component manufacturer/suppliers and key personnel; and reliance on the company's limited product line.

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During the first quarter of fiscal 1999, the Company began a Year 2000 assessment of its management information system, other information technology systems, non-information technology systems, products and key suppliers. Items identified and under review include manufacturing and test equipment, telecommunications systems and equipment and computer systems and equipment. In addition, the Company is assessing the Year 2000 compliance of its products. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000, the total cost of which has not yet been determined. To date, however, costs incurred to address Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flows. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the Company will be able to complete its Year 2000 compliance assessment, testing, remediation efforts and development of necessary contingency plans by the Year 2000. Any failure to complete the Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans prior to the January 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING REQUIREMENTS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.


FUTURE ACCOUNTING REQUIREMENT

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1999. Adoption of SFAS 131 is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flow.

Also in June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MOBINETIX SYSTEMS, INC.


Date: November 13, 1998       By:  /s/  DAVID M. LICURSE, SR.
                                   ---------------------------------------------
                                   David M. Licurse, Sr.
                                   Chief Financial Officer and
                                   Vice President of Operations
                                   (principal accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number               Description
-------              -----------
  27                 Financial Data Schedule