Form 10QSB
period 1998-12-31
MOBINETIX SYSTEMS INC
filed 1999-02-16
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152

\
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of
December 31, 1998:  1,924,442


Transitional Small Business Disclosure Format:  Yes [ ]  No [X]


================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet at December 31, 1998              3

        Consolidated Condensed Statements of Operations for the
        Three Months Ended December 31, 1998 and 1997                          4

        Consolidated Condensed Statements of Operations for the
        Six Months Ended December 31, 1998 and 1997                            5

        Consolidated Condensed Statements of Cash Flows for the
        Six Months Ended December 31, 1998 and 1997                            6

        Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      13

Signature                                                                     13

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MOBINETIX SYSTEMS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEET (unaudited)
                             as of December 31, 1998

ASSETS
Current assets:
   Cash and equivalents                                    $ 3,617,613
   Accounts receivable, net                                  2,396,773
   Inventories                                               1,427,955
   Prepaid expenses and other current assets                   229,035
                                                           -----------
       Total current assets                                  7,671,376
                                                           -----------
Property and equipment                                         783,695
   Less: Accumulated depreciation                             (426,806)
                                                           -----------
       Property and equipment, net                             356,889
                                                           -----------
       Total assets                                        $ 8,028,265
                                                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   936,902
   Accrued liabilities and other                               552,442
                                                           -----------
       Total current liabilities                             1,489,344
                                                           -----------
Stockholders' equity:
   Series B convertible Preferred Stock                            710
   Series C convertible Preferred Stock                             28
   Series D convertible Preferred Stock                          1,273
   Common stock                                                  1,924
   Additional paid-in capital                               15,088,836
   Accumulated deficit                                      (8,553,850)
                                                           -----------
       Total stockholders' equity                            6,538,921
                                                           -----------
       Total liabilities and stockholders' equity          $ 8,028,265
                                                           ===========


                   The accompanying notes are an integral part
                          of this financial statement.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                               1998               1997
                                                            ----------         ----------
Revenues                                                    $4,061,130         $2,281,001

Cost of revenues                                             2,091,805          1,339,367
                                                            ----------         ----------

Gross margin                                                 1,969,325            941,634
                                                            ----------         ----------
Operating expenses:
   Selling, general and administrative                       1,164,558            819,885
   Research and development                                    803,293            762,521
                                                            ----------         ----------

      Total operating expenses                               1,967,851          1,582,406
                                                            ----------         ----------

Operating income/(loss)                                          1,474           (640,772)

Interest expenses and other                                   (41,450)            (22,433)
Interest income                                                 66,771             12,975
                                                            ----------         ----------

Income/(loss) before income taxes                               26,795           (650,230)
Income taxes                                                     1,263                  -
                                                            ----------         ----------

Net income/(loss)                                           $   25,532          $(650,230)
                                                            ==========         =========
Net income/(loss) per share (note 2)
   Basic                                                    $     0.01          $   (0.42)
   Diluted                                                  $     0.00          $   (0.42)

Weighted average shares outstanding
   Basic                                                     1,923,965          1,537,120
   Diluted                                                   6,160,629          1,537,120


                   The accompanying notes are an integral part
                          of this financial statement.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                              1998                1997
                                                           -----------         -----------
Revenues                                                   $10,107,909         $ 3,899,283

Cost of revenues                                             5,633,215           2,300,651
                                                           -----------         -----------

Gross margin                                                 4,474,694           1,598,632
                                                           -----------         -----------

Operating expenses:
   Selling, general and administrative                       2,307,333           1,492,104
   Research and development                                  1,764,298           1,433,575
                                                           -----------         -----------

      Total operating expenses                               4,071,631         (2,925,679)
                                                           -----------         -----------
Operating income/(loss)                                        403,063         (1,327,047)

Interest expenses and other                                    (61,962)            (22,698)
Interest income                                                125,094              43,670
                                                           -----------         -----------

Income/(loss) before income taxes                              466,195         (1,306,075)
Income taxes                                                     1,263                   -
                                                           -----------         -----------

Net income/(loss)                                          $   464,932        $(1,306,075)
                                                           ===========        ===========

Net income/(loss) per share (note 2)
   Basic                                                   $      0.24        $     (0.91)
   Diluted                                                 $      0.07        $     (0.91)

Weighted average shares outstanding
   Basic                                                     1,908,940           1,439,086
   Diluted                                                   6,222,397           1,439,086


                   The accompanying notes are an integral part
                          of this financial statement.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                              1998                1997
                                                           -----------         -----------
Net cash used in operating activities                      $(2,439,875)        $(3,676,896)
                                                           -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment                         (118,215)            (82,473)
                                                           -----------         -----------

Net cash used in investing activities                         (118,215)            (82,473)
                                                           -----------         -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                          --             565,573
   Borrowings -- notes payable                                      --           2,320,195
   Repayment of debt under a line of credit                   (290,195)                 --
                                                           -----------         -----------

Net cash (used in)/provided by in
   financing activities                                       (290,195)          2,885,768
                                                           -----------         -----------

Net decrease in cash and cash equivalents                   (2,848,285)           (873,601)

Cash and cash equivalents at beginning
  of period                                                  6,465,898           3,421,489
                                                           -----------         -----------
Cash and cash equivalents at end
  of period                                                $ 3,617,613         $ 2,547,888
                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for income taxes                                    1,263                  --
   Cash paid for interest                                        3,423              22,698


                   The accompanying notes are an integral part
                          of this financial statement.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The financial information included herein for the three and six month periods ended December 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

2.   NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income/(loss) per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if converted method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended December 31, 1998 and 1997 as follows:

                                           Three Months end                 Six Months end
                                              December 31                     December 31
                                           1998        1997                1998         1997
                                     -------------------------         ------------------------
Numerator for basic and
   diluted earnings per
   share -- net income/(loss)        $   25,532    $  (650,230)        $  464,932   $(1,306,075)
                                     ----------    -----------         ----------   -----------

Denominator for basic
   earnings per share --
   weighted average Common
   shares                             1,923,965      1,537,120          1,908,940     1,439,086

Effect of dilutive securities
   Series B Preferred Stock           1,441,339             --          1,456,365            --
   Series C Preferred Stock           1,150,307             --          1,150,307            --
   Series D Preferred Stock           1,273,149             --          1,273,149            --
   Employee stock options and
   warrants                             371,869             --            433,637            --
                                     ----------    -----------         ----------   -----------

Denominator for diluted
   earnings per share
   adjusted weighted average
   shares                             6,160,629      1,537,120          6,222,397     1,439,086
                                     ----------    -----------         ----------   -----------

Income/(loss) per share
   Basic                                 $ 0.01        $ (0.42)            $ 0.24        $(0.91)
   Diluted                               $ 0.00        $ (0.42)            $ 0.07        $(0.91)

Potentially dilutive
   securities excluded from
   computations as the effect
   would be antidilutive                     --      2,891,906                 --      2,909,810


3.   INVENTORIES

Classification of inventories is as follows:


                                December 31, 1998
                                -----------------
      Finished goods                  $   207,428
      Work in process                     572,098
      Raw materials                       648,429
                                      -----------
        Total                         $ 1,427,955
                                      ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see Part I, Item 1).

This quarterly report on Form 10-QSB ("Form 10-QSB") for MobiNetix Systems, Inc. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," and similar expressions identify such forward looking statement. These statements are not quarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business," "Operating Results," "Liquidity and Capital Resources," and "Outlook" on pages 3-5 and 7-9 in the annual report on Form 10-KSB ("Annual Report") filed with the Securities and Exchange Commission("Commission") on September 29, 1998. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31 1997)

The 78% increase in revenues from the second quarter of fiscal 1998 (three months ended December 31, 1997) to the second quarter of fiscal 1999 (three months ended December 31, 1998) is largely due to increased sales of the Company's advanced PenWare 3100 inter-active electronic transaction terminals, including significant shipments to Federated Department Stores, Inc.("Federated"), IBM under a subcontract with U.S. Postal Services, and America Retail Group. In addition to Federated, the Company received and shipped significant orders from other national retailers in the quarter ended December 31, 1998. The Company also recognized certain software revenue as it has released its Hide and Seek and other software products in the quarter ended December 31, 1998.

Cost of sales increased by 56% in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998, mainly due to higher unit volumes shipped in the period. Gross margin increased from 41.3% in second quarter of fiscal 1998 to 48.5% in the second quarter of 1999 due to release of certain software products which have higher gross margin.

Selling, general and administrative expenses increased by 42% from second quarter of fiscal 1998 to the second quarter of fiscal 1999. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hiring of employees in such areas as sales and marketing purchasing and production control.

The 5% increase in research and development expenses in the second quarter of fiscal 1999 is also largely attributable to the increase in number of Company personnel. The Company continued to expand its engineering staff during the second quarter of fiscal 1999 to enable the design, development and production ramp of interactive transaction terminal products and software solutions. Due to the very tight labor market and high costs in the Silicon Valley, in January 1999, the Company opened a software research and development center in Sri Lanka, an Asian Pacific country, to take advantage of the rich human resources in software development in these Asian Pacific countries. The Company also hired technical consultants in area of designing and testing in India during the second quarter of fiscal 1999 in an effort to reduce its increasing research and development expenses.


RESULTS OF OPERATION (SIX MONTHS ENDED DECEMBER 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 1997)

Changes in revenues, costs and expenses from the first half of fiscal 1998 to first half of fiscal 1999 are the result of the same factors and trends as those outlined above for the three-month comparison period factoring in the seasonal fluctuation of the Company's business.


CASH AND SOURCES OF LIQUIDITY

The Company's operating activities consumed $2,439,875 in cash during the six months ended December 31 1998, compared to $3,676,896 during the six months ended December 31 1997. The decreased cash usage in the first half of fiscal 1999 is due largely to improved profitability.

The Company's financing activities consumed $290,195 in the six months ended December 31, 1998 compared to cash inflow of $2,885,768 in the six months ended December 31, 1997. The usage of cash in current year is due to the payment of $290,195 indebtedness under a line of credit with a commercial bank in July 1998 and the inflow of cash in the first half of fiscal 1998 was due to borrowing of $2,320,195 under the line of credit and proceeds of $565,573 from exercise of stock options. As of December 31, 1998, the Company's principal sources of liquidity included cash of $3.6 million and funds available under its $3.0 million line of credit, which is subject to borrowing base formulas and other conditions. The line of credit expires July 15, 1999.

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

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During the first half of fiscal 1999, the Company began a Year 2000 assessment of its management information system, other information technology systems, non-information technology systems, products and key suppliers. Items identified and under review include manufacturing and test equipment, telecommunications systems and equipment and computer systems and equipment. In addition, the Company is assessing the Year 2000 compliance of its products. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000, the total cost of which has not yet been determined. To date, however, costs incurred to address Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flows. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the Company will be able to complete its Year 2000 compliance assessment, testing, remediation efforts and development of necessary contingency plans by the Year 2000. Any failure to complete the Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans prior to January 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING REQUIREMENTS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 had no material impact on the Company's consolidated financial position, results of operations or cash flow.


FUTURE ACCOUNTING REQUIREMENTS

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


                                        MOBINETIX SYSTEMS, INC.


Date: February 12, 1999                 By: /s/ DAVID M. LICURSE, SR.
                                            ------------------------------------
                                            David M. Licurse, Sr.
                                            Chief Financial Officer and
                                            Vice President of Operations
                                            (principal accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  27         Financial Data Schedule