Form 10QSB
period 1999-03-31
MOBINETIX SYSTEMS INC
filed 1999-05-17
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152


                             MOBINETIX SYSTEMS, INC.
         ---------------------------------------------------------------
         Exact Name of small business issuer as specified in its charter

            DELAWARE                                          33-0253408
    -------------------------------                        ----------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    500 OAKMEAD PARKWAY, SUNNYVALE, CALIFORNIA                   94086
    ------------------------------------------                 ----------
    (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (408) 524-4200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of March 31, 1998:
1,943,264


Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                             MOBINETIX SYSTEMS, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet at March 31, 1999              3

        Consolidated Condensed Statements of Operations for the
        Three Months Ended March 31, 1999 and 1998                          4

        Consolidated Condensed Statements of Operations for the
        Nine Months Ended March 31, 1999, and 1998                          5

        Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended March 31, 1999 and 1998                           6

        Notes to Consolidated Condensed Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                            15

Signature                                                                  15

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                             MOBINETIX SYSTEMS, INC.
                CONSOLIDATED CONDENSED BALANCE SHEET (unaudited)
                              as of March 31, 1999



ASSETS

Current assets:
   Cash and equivalents                                      $  2,790,515
   Accounts receivable, net                                     4,617,335
   Inventories, net                                             1,462,096
   Prepaid expenses and other current assets                      250,919
                                                             ------------
       Total current assets                                     9,120,865
                                                             ------------
Property and equipment                                            800,837
   Less: Accumulated depreciation                                (478,525)
                                                             ------------
       Property and equipment, net                                322,312
                                                             ------------
       Total assets                                          $  9,443,177
                                                             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  1,347,092
   Accrued liabilities and other                                  597,118
   Notes payable                                                  400,000
   Deferred revenues                                              452,596
                                                             ------------
       Total current liabilities                                2,796,806
                                                             ------------
Stockholders' equity:
   Series B convertible Preferred Stock                               700
   Series C convertible Preferred Stock                                28
   Series D convertible Preferred Stock                             1,273
   Common stock                                                     1,944
   Additional paid-in capital                                  15,088,827
   Accumulated deficit                                         (8,446,401)
                                                             ------------
       Total stockholders' equity                               6,646,371
                                                             ------------
       Total liabilities and stockholders' equity            $  9,443,177
                                                             ============


    The accompanying notes are an integral part of this financial statement.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                 1999              1998
                                             -----------       -----------
Revenues                                     $ 5,144,343       $ 2,456,159

Cost of revenues                               2,814,653         1,414,231
                                             -----------       -----------

Gross margin                                   2,329,690         1,041,928
                                             -----------       -----------

Operating expenses:
   Selling, general and administrative         1,227,420           952,464
   Research and development                    1,018,620           758,973
                                             -----------       -----------

      Total operating expenses                 2,246,040         1,711,437
                                             -----------       -----------

Operating income/(loss)                           83,650          (669,509)

Interest expenses and other                           --          (189,229)
Interest income                                   43,000            30,121
                                             -----------       -----------

Income/(loss) before income taxes                126,650          (828,617)
Income taxes                                      19,200                --
                                             -----------       -----------

Net income/(loss)                            $   107,450       $  (828,617)
                                             ===========       ===========

Net income/(loss) per share (note 2)
   Basic                                     $      0.06       $     (0.52)
   Diluted                                   $      0.02       $     (0.52)

Weighted average shares outstanding
   Basic                                       1,924,589         1,581,873
   Diluted                                     6,310,841         1,581,873



   The accompanying notes are an integral part of these financial statements.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                 1999                1998
                                             ------------        ------------
Revenues                                     $ 15,252,249        $  6,355,442

Cost of revenues                                8,447,868           3,714,883
                                             ------------        ------------

Gross margin                                    6,804,381           2,640,559
                                             ------------        ------------

Operating expenses:
   Selling, general and administrative          3,541,417           2,444,569
   Research and development                     2,782,918           2,192,549
                                             ------------        ------------

      Total operating expenses                  6,324,335           4,637,118
                                             ------------        ------------

Operating income/(loss)                           480,046          (1,996,559)

Interest expenses and other                       (61,962)           (211,927)
Interest income                                   168,094              73,791
                                             ------------        ------------

Income/(loss) before income taxes                 586,178          (2,134,695)
Income taxes                                       20,463                  --
                                             ------------        ------------

Net income/(loss)                            $    565,715        $ (2,134,695)
                                             ============        ============

Net income/(loss) per share (note 2)
   Basic                                     $       0.29        $      (1.44)
   Diluted                                   $       0.09        $      (1.44)

Weighted average shares outstanding
   Basic                                        1,920,917           1,486,681
   Diluted                                      6,236,665           1,486,681



   The accompanying notes are an integral part of these financial statements.

                             MOBINETIX SYSTEMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                           1999               1998
                                                       -----------        -----------
Net cash used in operating activities                  $(3,649,831)       $  (446,831)
                                                       -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                     (135,357)           (89,275)
                                                       -----------        -----------

Net cash used in investing activities                     (135,357)           (89,275)
                                                       -----------        -----------

Cash flows from financing activities:
   Proceeds from sale of Common Stock                           --            624,231
   Borrowings - notes payable                              400,000          2,320,195
   Repayment of debt under a line of credit               (290,195)          (280,000)
                                                       -----------        -----------

Net cash provided by financing activities                  109,805          2,664,426
                                                       -----------        -----------

Net (decrease)/increase in cash and
    cash equivalents                                    (3,675,383)         2,128,320

Cash and cash equivalents at beginning
  of period                                              6,465,898          3,421,489
                                                       -----------        -----------

Cash and cash equivalents at end
  of period                                            $ 2,790,515        $ 5,549,809
                                                       ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


   Cash paid for income taxes                               42,863                 --
   Cash paid for interest                                    3,423             91,291



   The accompanying notes are an integral part of these financial statements.

MOBINETIX SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended March 31, 1999 and 1998 as follows:

                                   Three Months end March 31         Nine Months end March 31
                                     1999             1998             1999           1998
                                  -----------     -----------      -----------     -----------
Numerator for basic and
   diluted earnings per
   share - net income/(loss)      $   107,450     $  (828,617)     $   565,715     $(2,134,695)
                                  ---------------------------      ---------------------------

Denominator for basic
   earnings per share -
   weighted average Common
   shares                           1,924,589       1,581,873        1,920,917       1,486,681

Effect of dilutive securities
   Series B Preferred Stock         1,433,817              --        1,444,388              --
   Series C Preferred Stock         1,150,307              --        1,150,307              --
   Series D Preferred Stock         1,273,149              --        1,273,149              --
   Employee stock options and
   warrants                           528,979              --          447,904              --
                                  ---------------------------      ---------------------------

Denominator for diluted
   earnings per share
   adjusted weighted average
   shares                           6,310,841       1,581,873        6,236,665       1,486,681
                                  ---------------------------      ---------------------------

Income/(loss) per share
   Basic                          $      0.06     $     (0.52)     $      0.29     $     (1.44)
   Diluted                        $      0.02     $     (0.52)     $      0.09     $     (1.44)

Potentially dilutive
   securities excluded from
   computations as the effect
   would be antidilutive                   --       2,872,966               --       2,968,158


3.  INVENTORIES

Classification of inventories is as follows:



                                                           March 31, 1999
                                                           --------------
         Finished goods                                      $  160,501
         Work in process                                        467,526
         Raw materials                                          834,069
                                                             ----------
           Total                                             $1,462,096
                                                             ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of MobiNetix Systems, Inc. and its wholly owned subsidiary PenWare, Inc., including the notes thereto (see Part I, Item 1).

This quarterly report on Form 10-QSB ("Form 10-QSB") for MobiNetix Systems, Inc. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," and similar expressions identify such forward looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business," "Operating Results," "Liquidity and Capital Resources," and "Outlook" on pages 3-5 and 7-9 in the annual report on Form 10-KSB ("Annual Report") filed with the Securities and Exchange Commission("Commission") on September 29, 1998. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31 1998)

The 109% increase in revenues from the third quarter of fiscal 1998 (three months ended March 31, 1998) to the third quarter of fiscal 1999 (three months ended March 31, 1999) is largely due to continued strong sales of the Company's advanced PenWare 3100 inter-active electronic transaction terminals including significant shipments to Federated Department Stores, Inc.("Federated"), IBM under a subcontract with U.S. Postal Services, and America Retail Group. The Company has substantially completed and shipped the initial order by Federated under a System Acquisition Agreement between Federated and the Company dated March 16, 1998. The Company will continue to service this account and to attract other national retail chain stores to use similar systems and services. However, there are no assurances that the Company will receive any orders from these customers.

Cost of sales increased by 99% in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998, mainly due to higher unit volumes shipped in the period. Gross margin increased from 42.4% in third quarter of fiscal 1998 to 45.3% in the third quarter of 1999 due to lower costs of components.

Selling, general and administrative expenses increased by 29% from third quarter of fiscal 1998 to the third quarter of fiscal 1999. The increase is largely the result of higher personnel expenses to support business growth, including targeted new hiring of employees in such areas as sales and marketing, purchasing and production control.

The 34% increase in research and development expenses in the third quarter of fiscal 1999 is attributable to the increase in number of Company personnel. The Company continued to expand its engineering staff during the third quarter of fiscal 1999 to enable the design, development and production ramp of interactive transaction terminal products and software solutions. The Company also increased research and development expenses in developing strategic alliances with its existing customers to leverage the flexibility provided by the PenWare 3100 product line and the internet. However, there can be no assurance that these developments will provide additional revenues to the Company.


RESULTS OF OPERATIONS (NINE MONTHS ENDED MARCH 1999 COMPARED TO NINE MONTHS ENDED MARCH 1998)

Changes in revenues, costs and expenses from the first nine months of fiscal 1998 to nine months of fiscal 1999 are the result of the same factors and trends as those outlined above for the three-month comparison period factoring in the seasonal fluctuation of the Company's business.

In addition, the Company opened a software research and development center in Sri Lanka, an Asian Pacific country, in the second quarter of fiscal 1999, in an effort to reduce the increasing research and development expenses and to take advantage of the rich human resources in software development in these Asian Pacific countries. The Company also hired technical consultants in area of designing and testing in India during the second quarter of fiscal 1999.


CASH AND SOURCES OF LIQUIDITY

The Company's operating activities consumed $3,649,831 in cash during the nine months ended March 31 1999, compared to $446,831 (which was partially offset by customer prepayment of $5 million in February 1998,) during the nine months ended March 31 1998. Excluding the prepayment by customer in February 1998, the Company's cash flow from operating activities consumed 33% less cash reflecting the improved profitability of the operations in fiscal 1999.

The Company's financing activities generated a inflow of $109,805 in the nine months ended March 31, 1999 compared to cash inflow of $2,664,426 in the nine months ended March 31, 1998. The inflow of cash was due to the borrowing of $400,000 under a line of credit with a commercial bank in March 1999 offset partly by the re-payment of $290,195 indebtedness under the same line of credit in July 1998. The inflow of cash in the nine month of fiscal 1998 was due to borrowing of $2,320,195 under the line of credit offset partly by re-payment of $280,000 in March 1998 and proceeds of $624,231 from sale of Common Stock. As of March 31, 1999, the Company's principal sources of liquidity included cash of $2.8 million and remaining funds available under its $3.0 million line of credit, which is subject to borrowing base formulas and other conditions. The line of credit expires July 15, 1999.

OUTLOOK

With the cash on hand and the existing credit facilities, the Company believes that it will not require additional financing for fiscal 1999. However, the Company may pursue other debt or equity transactions which upon completion, would provide additional financing for future expansion. There is no assurance that additional funding will be available.

The Company expects revenues in the near term to be largely dependent upon sales to several large customers and to be largely derived from sales of Penware3100. Sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

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

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-QSB and the risk factors discussed in the Company's latest Annual Report filed with the Commission, investors evaluating the Company and its business should carefully consider the following risk factors, which may have a significant impact on the Company's business, operating results and financial condition. The risk factors set forth below and elsewhere in this Form 10-QSB and in the Company's Annual Report could cause actual results to differ materially from those projected in any forward-looking statements. These risk factors include but are not limited to the following;

Unpredictable and fluctuating operating results; The Company has yet to sustain consistent profitability and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

Highly competitive markets and rapidly developing and changing technologies and market condition; The Point-of-Sale device market is constantly changing. These changes include, among others: rapid technological advances; evolving industry standards in electronic fund transfer and point-of-sale products; changes in customer requirements; and frequent new product introductions and enhancements. The Company may not successfully keep up with the new products and technological advances of others. If the Company is not able to develop and market new products and product enhancements that achieve market acceptance on a timely and cost effective basis, it could materially and adversely affect the Company's business, financial condition and results of operations.

Dependency on large customers; The Company relies upon large retail customers with a large number of point-of-sale terminals for a significant percentage of our revenues. The Company continues to diversify its customer base by developing strategic alliances and partnerships to open more distribution channels and limit its reliance on large customers. While the Company continues to transact business with its current customers and attract new ones, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

Claims of infringement on others' proprietary rights; Although the Company believes that its services and products do not infringe on the intellectual property rights of others, the Company can not prevent someone else from asserting a claim against the Company in the future for violating their technology rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action. The Company received a letter of inquiry from NCR Corporation ("NCR") accusing the Company of infringing on certain NCR Patents. This matter is under investigation by the Company's Legal Counsel.

Single component manufacturer/suppliers; the Company depends on other manufacturers and suppliers for some of its products and certain components used in our products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from single supplier. While the Company maintains sufficient inventory of certain products and continually evaluate alternative sources of supply, the failure of any such single supplier to meet its commitment on schedule could adversely affect the Company.

Ability to attract and retain key personnel; the Company's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the

Company's. Significant competition exists for such personnel. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During the first half of fiscal 1999, the Company began a Year 2000 assessment of its management information system, other information technology systems, non-information technology systems, products and key suppliers. Items identified and under review include manufacturing and test equipment, telecommunications systems and equipment and computer systems and equipment. In addition, the Company is assessing the Year 2000 compliance of its products. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans completed by the year 2000, the total cost of which has not yet been determined. To date, however, costs incurred to address Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flows. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the Company will be able to complete its Year 2000 compliance assessment, testing, remediation efforts and development of necessary contingency plans by the Year 2000. Any failure to complete the Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans prior to January 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.


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

FUTURE ACCOUNTING REQUIREMENTS

Also in June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MOBINETIX SYSTEMS, INC.


Date: May 14, 1999                          By: /s/  DAVID M. LICURSE, SR.
                                                ------------------------------
                                                David M. Licurse, Sr.
                                                Chief Financial Officer and
                                                Vice President of Operations
                                                (principal accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                       Description
-------                      -----------

27                Financial Data Schedule