Form 10KSB
period 1999-06-30
ATPOS COM INC
filed 1999-09-30
CIK 893855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission File Number 0-23152

                                 @POS.COM, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                       33-0253408
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              3051 NORTH FIRST STREET, SAN JOSE, CALIFORNIA 95134
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (408) 468-5400

      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $22,321,275

The aggregate market value of the voting stock held by non-affiliates computed based on the average bid and asked closing price of the Registrant's Common Stock on July 30, 1999 was approximately $13,124,000. As of July 28, 1999, there were approximately 2,019,000 shares of the Registrant's common stock, par value $.001 per share, outstanding.

Documents incorporated by reference (to the extent indicated herein): Proxy Statement for Annual Meeting of Stockholders to be held December 10, 1999 (incorporated in Part III of this Form 10-KSB).

Transitional Small Business Disclosure Format  [ ] Yes   [x] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT @POS.COM'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY @POS.COM'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

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

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

MobiNetix Systems, Inc., a Delaware corporation was incorporated in 1992. Effective June 29, 1999, the Company changed its name from MobiNetix Systems, Inc. to @POS.com, Inc. ("@POS.com" or "the Company") The Company has developed certain technologies that allow merchants to web-enable the Point Of Sale ("POS") environment. By web-enabling POS transaction terminals, the Company's customers will be able to run advertisements, promotions, and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other valuable one-to-one marketing services. It is the Company's intent to further develop this technology to allow merchants to create and maintain web-based relationships with its customers. In order to establish a brand image that is consistent with the aforementioned business strategy, the Company changed its name to @POS.com, Inc., consistent with the overall corporate re-branding and marketing strategies.

The Company's wholly owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. PenWare now develops and sells products such as the PenWare 1100, PenWare 1500 signature capture device, the PenWare 3100, an interactive point-of-transaction terminal for paperless environments and the iPOS TC, a web-based interactive terminal.

In January 1999, the Company established a software development center in Sri Lanka in the form of a wholly owned subsidiary.

BUSINESS OF THE COMPANY

PRINCIPAL PRODUCTS. The mission of @POS.com and its PenWare subsidiary is to develop and market state-of-the-art interactive e-transaction (electronic transaction) terminals and consumer-friendly applications to the retail, hospitality, financial services, medical and healthcare, insurance and identification/security industries. The Company provides e-transaction networking solutions for the retail industry and contract-based service organizations designed to increase efficiency, expand capabilities and be integrated into the emerging global e-commerce infrastructure. On June 29, 1999, the Company officially announced the change of its name to @POS.com, Inc. to reflect its new strategic initiatives that are transforming it from a hardware company to an Internet company. @POS.com hardware will continue to be designed by @POS.com, and its subsidiary PenWare, while its manufacturing will be licensed to others. Hardware will be sold by our licensed hardware manufacturers, OEM, channel partners and marketed by @POS.com.

Current products include the PenWare 1100 signature capture device, PenWare 1500 signature capture device, and the PenWare 3100 interactive point-of-transaction terminal which can be used for signature capture, PIN(Personal Identification Number) input, advertising and promotion, customer surveys and other applications.

The PenWare 3100 features an integrated triple magnetic stripe reader, a large pressure-sensitive display/response screen, and an open-platform, expandable design. Other products include the PenWare 1500 signature capture terminal featuring a back-lit screen.

On June 8, 1999, the Company announced the availability of a new interactive point-of-sale terminal computer ("iPOS TC"). This device features the Company's signature capture technology via a back-lit pressure-sensitive touch screen and a magnetic stripe reader (MSR) for credit and charge cards. It also runs a HTML browser and uses JAVA as its programming language. This allows, for the first time, web-enabling of the point-of-sale/service. Merchants, and others, deploying iPOS TCs can use it to display on the terminal screen line-item purchase detail with the simultaneous display of ads, promotions, and surveys targeted to the individual customer, based on current and/or prior purchase profiling. The iPOS TC allows for flexibility in how it is used to provide signature capture and card reading capabilities exclusively, while also offering the capability to be web-enabled providing richer benefits to both merchants and consumers.

CUSTOMER BASE. During fiscal 1999, the Company's top 3 customers, IBM, Federated Department Stores, Inc., and Direct Source, represented approximately 76% of the Company's net revenues. During fiscal 1998, the Company's top 3 customers, Federated Department Stores, Inc., Fujitsu and IBM, represented more than 68% of the Company's net revenues. The Company's largest customer in fiscal 1999, Federated Department Stores, Inc., accounted for approximately 53% of net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers, or decrease in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial conditions and results of operations.

MARKETS AND STRATEGIES. @POS.com intends to focus on the creation, marketing, and sales of services. These include:

1) eRECEIPTS. eReceipts or electronic receipts automatically and securely send electronic transactions from the point-of-sale via the Internet to a secure storage vault. eReceipts enable merchants to eliminate the costs associated with paper receipts, including their storage and retrieval, while positioning themselves to embrace emerging payment options and other innovative applications that reduce the cost of doing business and build customer intimacy.

2) RECEIPTCITY.COM. This @POS.com website provides a portal to the @POS.com secure Internet Receipt Vault, which provides a facility that enables merchants to outsource receipt storage and benefit from the secure, confidential, and instantaneous retrieval of receipts that are accessible only to the merchant issuing the receipt and the consumer to whom the receipt was issued. As such, ReceiptCity.com offers itself to merchants as a means for speedy bill presentment resolution and to consumers as a means for storing and receiving receipts, which are required for merchandise returns, exchanges, and re-orders and useful for tracking expenses, budget planning, and filing taxes, since they are downloadable into tax preparation software such as Quicken. Consumer use of ReceiptCity.com provides merchants with a means to reach them with one-to-one marketing in the form of ads, promotions, etc. Merchants can use such ads to generate increased revenue in at least three ways: driving consumers to physical stores, enabling consumers to reorder merchandise online, and selling ReceiptCity.com space to brand managers, who can now also employ this unique new channel to reach customers.

3) MARKETING SERVICES. @POS.com has formed alliances with several strategic alliance partners to provide various ready-to-deploy services accessible via our new iPOS TC or our ReceiptCity.com consumer portal. The Company's ability to offer a complete suite of services allows merchants to benefit from its other new offerings quickly and cost-effectively. The Company's partners include:

                AdForce, a leading Internet ad management company, will integrate the in-store POS color displays served by the @POS.com Remote Data Center. The Company's ad-filtering infrastructure assures that only merchant or non-competitive ads are displayed at the merchant's iPOS TCs.

                Prio, a leading Internet promotions company, will generate paperless coupons designed to target individual customers and promote specific products/services payable only upon redemption. User-friendly website design enables easy customer online credit card registration for promotions, which are automatically redeemable at the in-store POS transaction.

                MarketTools, a leading Internet survey company, provides participants in the @POS.com services network the opportunity to create survey questions and schedule them for display during POS transactions. The surveys, which like other @POS.com services offerings, are optional to consumers, give merchants and others an opportunity for gaining valuable customer opinion in real time that can be used to significantly reduce time-to-market with products and services responsive to the consumer preferences expressed in the surveys.

COMPETITION. Competition in the e-transaction market is likely to increase. The Company competes with a number of companies, including Verifone, Checkmate, and Hypercom. Some of the competitors have greater financial, technical, and marketing resources than the Company. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control. These factors including product pricing, quality and performance, success in developing new products, effectiveness of sales and marketing resources and strategies, strategic relationships with business partners, system integrators, VARs and major accounts, timing of new product introductions by the Company and its competitors, general market and economic conditions, and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully in the future. The Company depends to a great extent on certain technologies underlying its products.

PATENTS. The Company was awarded its first patent in fiscal year 1999 and a second patent subsequent to June 30,1999. These patents will expire in year 2016. The Company has applied for several other patents in seeking protection for its intellectual property. However, the Company has no other patents and relies primarily on trade secret protection of its intellectual property and, in certain cases, exclusive licensing agreements. While the Company is seeking certain patent or other similar protection, there is no assurance that it will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The electronics and software industries are characterized by frequent litigation regarding patent and other intellectual property rights, and litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. The Company received a letter of inquiry from NCR Corporation ("NCR") accusing the Company of infringing on certain NCR patents. This matter is under investigation by the Company's legal counsel. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims.

EMPLOYEES. As of June 30, 1999, the Company, through PenWare, and MobiNetix Systems (Pvt) Ltd. in Sri Lanka, employed 99 full time or part time employees in sales & marketing, engineering, operations, and administration departments.

RESEARCH AND DEVELOPMENT. The Company spent $4.3 million and $3 million on research and development in fiscal 1999 and 1998, respectively.

ITEM 2. PROPERTIES

The Company's operations, including engineering, administration and other internal functions were based in a 7,800 square foot facility in Sunnyvale, California which lease expired in June 1999. In July 1999, the Company entered into a new six-year lease agreement for a 23,000 square foot facility in San Jose, California. The Company occupied this new facility in August 1999.

The Company out-sources its manufacturing and repair work to independent companies in Fremont and Sunnyvale, California.

The Company also leases a 5,000 square foot facility in Sri Lanka to house its software development center.

The Company does not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the periods covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company was traded on the OTC Bulletin Board under the symbol NETX, from January 1997 to July 1999. In July 1999, the Company's stock symbol was changed to EPOS in association with the change of the name of the Company to @POS.com. The Common Stock continues to be traded on the OTC Bulletin Board under the new symbol.

The following table sets forth market prices for the Company's Common Stock. The table reflects the recent two years high and low bid prices for these securities as reported on the OTC Bulletin Board for the periods.

Year        Period                          Bid prices ($)
                                             High    Low

1998      First Quarter                       4.75   3.25
          Second Quarter                      3.63   1.50
          Third Quarter                       4.56   1.50
          Fourth Quarter                      8.50   3.56

1999      First Quarter                       5.25   3.25
          Second Quarter                      3.38   1.63
          Third Quarter                       4.56   3.00
          Fourth Quarter                     12.00   2.81


The quotations set forth above reflect market prices between dealers, without retail mark-up, mark-down, or commission and may not represent actual transactions. The Company's Common Stock was held by approximately 750 stockholders of record as of June 30, 1999.

The Company has never paid a dividend and has no plans to do so. The Company currently intends to retain future earnings, if any, to fund business growth and development.

In June 1998, the Company sold 1,273,149 shares of Series D Preferred Stock to an institutional investor in a private placement, receiving net proceeds of approximately $6.85 million. The Series D Preferred Stock is convertible into Common Stock at ratio of 1:1.

The Company also sold 894,358 shares of its Series B Preferred Stock to a group of individual private investors in a series of private placements in late fiscal 1996 and early fiscal 1997, receiving net proceeds of approximately $4.1 million. The Series B Preferred Stock is convertible into Common Stock at the ratio of 1:2. For the fiscal year ended June 30, 1999 and 1998, 74,419 and 157,602 shares of Series B Preferred Stock were converted into 148,838 shares and 315,204 shares of Common Stock, respectively.

The proceeds from issuance of these Preferred Stocks have been used to finance the Company's operations.

The Company has issued certain Common Stock Purchase Warrants from time to time in connection with certain business transactions. As part of consideration for a $1.5 million bridge loan in fiscal 1998, the Company granted the lenders warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company determined, using a pricing model, that the value of these warrants was $120,636 and recorded this amount as interest expenses in fiscal 1998. The Company also granted a lender 46,154 warrants to purchase the Company's Common Stock at an exercise price of $3.50 in connection with the establishment of a $3 million line of credit. The Company determined, using a pricing model, that the value of these warrants was $16,480 and recorded this amount as interest expenses in fiscal 1999. As part of consideration for a supplier contract the Company's signed with Federated Department Stores, Inc. ("Federated"), the Company granted Federated warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $3.75 per share. The Company determined, using a pricing model, that the value of these warrants was $108,620 and is amortizing that amount as costs of sales over the term of the contract.

The Company also granted certain other Common Stock Purchase Warrants to certain contractors and has recorded the value of these warrants, using a pricing model, as contract expenses in fiscal 1999.

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

OPERATING RESULTS. Due to continued market acceptance of the Company's signature capture and interactive transaction devices, revenues increased by 102% to $22 million in fiscal 1999 from $11 million in fiscal 1998. Sales of such devices now represent the majority of the Company's overall revenues.

Gross margin for fiscal 1999 was 46%, compared to 42% in fiscal 1998. The increase in margin percentage is primarily attributable to lower component costs. In addition, gross margins were favorably impacted by reversals of warranty reserves aggregating $153,000 due to such reserves being considered excess at June 30, 1999. Without considering the reversal of such excess reserves, gross margins for fiscal 1999 would have been 45%.

Selling, general and administrative expenses increased to $5.4 million in fiscal 1999 from $3.7 million in fiscal 1998, an increase of 47%. The increase resulted largely from higher personnel expenses incurred to support business growth and the transformation of the Company from a hardware manufacturer to a service company that web-enables the point-of-sale. In fiscal 1999, the Company increased it targeted hires in such critical areas as executive management, field sales and channel marketing management in an effort to establish a brand image that is consistent with the change in business strategy. The Company also increased its spending on trade show participation and public relations activities. The Company expects that it will continue to make investments in selling, general and administrative costs.

Research and development expenses rose to $4.3 million in fiscal 1999 from $3 million in fiscal 1998, an increase of 45%. This increase is primarily attributable to increases in numbers of personnel, particularly key engineering talent. Expenses for technology consulting, materials and non-recurring engineering activities also rose significantly in connection with the Company's product development and design efforts. Research and development expenses are generally charged to operations as incurred. In accordance with Statements of Financial Accounting Standard 86 ("SFAS 86"), the Company capitalizes software development costs when technological feasibility has been established (see Note 1 to Note of the Consolidated Financial Statements). Costs eligible for capitalization during fiscal 1999 and 1998 were insignificant, and the Company expensed all software development costs to research and development.

Interest and other income was in line in fiscal 1999 compared to fiscal 1998. Interest expense decreased to $82,659 in fiscal 1999 from $253,958 in fiscal 1998, a decrease of 67%. The decrease in interest expense was due to lower borrowings in fiscal 1999 under its line of credit. In addition, as part consideration for the bridge loan, the Company granted the lenders warrants to purchase 225,000 shares of the Company's Common Stock at an exercise price of $3.50 per share. The Company determined, using a pricing model, that the value of these warrants was $120,636 and recorded that amount as interest expense in fiscal 1998.

      Provision for income taxes. As of June 30, 1999, the Company had $19.7 million of Federal and State net operating loss carryforwards to offset future taxable income. The Federal net operating loss carryforwards begin to expire on varying dates beginning in 2001 through 2007 and the State operating loss carryforwards will expire on 2003. Given the Company's limited operating history, the loss incurred to date and the difficulty in accurately forecasting the Company's future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, the Company had recorded a 100% valuation allowance against the deferred income tax asset. See Note 2 of Notes to Consolidated Financial Statements for the components of the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES. During fiscal 1999 and 1998, the Company financed its operations and capital expenditures primarily from proceeds of the line of credit from a commercial bank and proceeds of a private placement of Preferred Stock. The Company sold 1,273,149 shares of its Series D Preferred Stock in a private placement in June 1998, receiving net proceeds of approximately $6.85 million.

At June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $2.2 million and a $3 million line of credit, which will expire on September 24, 1999. At June 30, 1999, the Company had outstanding borrowings of $800,000 under the line of credit, which will be due on September 24, 1999. The Company is in negotiation with the Bank to renew this line of credit for fiscal 2000. There can be no guarantee that the Company will be successful in renewing this line of credit. The Company had no other long or short-term debt and no significant capital commitments other than those under capital leases totaling $.7 million at June 30, 1999.

The Company's financing activities generated $509,808 and $7.8 million in net cash during fiscal 1999 and 1998, respectively, mainly from borrowings under the line of credit in fiscal 1999 and from the sale of preferred stock in June 1998. Operating activities consumed $4.4 million in net cash during fiscal 1999, compared to $4.5 million in 1998. The net cash used in operating activities are primarily due to increases in accounts receivable due to increased revenues.

The Company signed a contract with Federated Department Stores, Inc. to supply transaction terminal devices and received a $5 million prepayment in April 1998. The prepayments from this contract was being used to help finance operations, including significant commitments for inventory, and was recorded as deferred revenue until the product was shipped. As of June 30, 1999, all deferred revenue has been fully recognized under this contract.

OUTLOOK. With the cash on hand and the existing credit facilities, the Company believes that it will not require additional financing for fiscal 2000 at the current rate of expenditure. However, the Company must obtain additional financing in order to expand its e-commerce strategy. The Company is pursuing other debt or equity transactions which upon completion, would provide additional financing for future expansion. There is no assurance that additional funding will be available.

The Company believes that it has the technical and marketing skills and product offerings necessary for future success. However, the Company has yet to be consistently profitable and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-KSB, investors evaluating the Company and its business should carefully consider the following risk factors, which may have a significant impact on the Company's business, operating results and financial condition. The risk factors set forth below and elsewhere in this Form 10-KSB could cause actual results to differ materially from those projected in any forward-looking statements. These risk factors include but are not limited to the following:

UNPREDICTABLE AND FLUCTUATING OPERATING RESULTS. The Company has yet to sustain consistent profitability and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

HIGHLY COMPETITIVE MARKETS AND RAPIDLY DEVELOPING AND CHANGING TECHNOLOGIES AND MARKET CONDITIONS. The Point-of-Sale device market is constantly changing. These changes include, among others: rapid technological advances; evolving industry standards in electronic fund transfer and point-of-sale products; changes in customer requirements; and frequent new product introductions and enhancements. The Company may not successfully keep up with the new products and technological advances of others. If the Company is not able to develop and market new products and product enhancements that achieve market acceptance on a timely and cost effective basis, it could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCY ON LARGE CUSTOMERS. The Company relies upon large retail customers with a large number of point-of-sale terminals for a significant percentage of its revenues. The Company continues to diversify its customer base by developing strategic alliances and partnerships to open more distribution channels and limit its reliance on large customers. While the Company continues to conduct business with its current customers and attract new ones, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

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

SINGLE COMPONENT MANUFACTURER/SUPPLIERS; the Company depends on other manufacturers and suppliers for some of its products and certain components used in our products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from single supplier. While the Company maintains sufficient inventory of certain products and continually evaluates alternative sources of supply, the failure of any such single supplier to meet its commitment on schedule could adversely affect the Company.

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

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During fiscal 1999, the Company has begun to review and assess its internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These reviews and corrective measures are intended to encompass all significant categories of internal systems used by the Company. In addition, the Company is also working with its significant suppliers to ensure that the products supplied to the Company, and the products the Company supplies to its customers, are Year 2000-compliant.
The Company has identified all critical systems necessary to the Company's internal system operations and has asked suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. With respect to Year 2000 compliance of our suppliers' systems, the Company is in the process of evaluating and assessing the adequacy of responses from its various suppliers, and requesting further responses and assurances where appropriate. This process is largely complete and is expected to be fully completed by the end of calendar 1999. The Company intends to have its Year
2000 assessment, testing, remediation efforts and development of necessary contingency plans completed by the end of calendar year 1999, the total costs of which has not yet been determined. To date, however, costs incurred to address the Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flow. The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition, and will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by Item 9 will be included in the Proxy Statement, to be filed by October 28, 1999, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 will be included in the Proxy Statement, to be filed by October 28, 1999, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 will be included in the Proxy Statement, to be filed by October 28, 1999, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 will be included in the Proxy Statement, to be filed by October 28, 1999, for the Company's annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. FINANCIAL STATEMENTS EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report. Audited financial statements and notes are included in Part II, Item 7, above.

Financial Statements:

                                 @POS.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999                          F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
    YEARS ENDED JUNE 30, 1999, 1998                                     F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
    THE YEARS ENDED JUNE 30, 1999, 1998                                 F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
    ENDED JUNE 30, 1999, 1998                                           F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To @POS.com, Inc.:

We have audited the accompanying consolidated balance sheet of @POS.com, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of @POS.com, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

San Jose, California
July 29, 1999

                                 @POS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999

ASSETS
Current assets:
    Cash and cash equivalents                                                       $  2,174,854
    Accounts receivable, less allowance for doubtful accounts of $218,262              6,253,113
    Inventories, net                                                                   1,580,394
    Prepaid expenses and other current assets                                            222,792
                                                                                    ------------
        Total current assets                                                          10,231,153
Property and equipment, net                                                            1,280,433
                                                                                    ------------
        Total assets                                                                $ 11,511,586
                                                                                    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Capital lease obligations, current                                                   121,524
    Notes payable                                                                        800,000
    Bank overdraft                                                                       630,483
    Accounts payable                                                                   2,077,114
    Accrued liabilities                                                                  584,521
                                                                                    ------------
        Total current liabilities                                                      4,213,642
                                                                                    ------------
Capital lease obligations, non-current                                                   613,463
                                                                                    ------------
Commitments (Note 9)
Shareholders' equity:
    Series B Convertible Preferred Stock, par value $0.001, 882,353 shares authorized; liquidation preference of $7,500,000; 662,337 shares issued
      and outstanding                                                                        662
    Series C Convertible Preferred Stock, par value $0.001
      28,125 shares authorized; liquidation preference of
      $2,250,000; 28,125 shares issued and outstanding                                        28
    Series D Convertible Preferred Stock, par value $0.001;
      Liquidation preference of $7,000,000; 1,273,149 shares authorized,
      issued and outstanding                                                               1,273
    Common Stock, par value $0.001; 12,000,000 share
      Authorized; 2,019,069 shares issued and outstanding                                  2,019
    Additional paid-in capital                                                        15,126,410
                                                                                      (8,445,911)
    Accumulated deficit
                                                                                    ------------
        Total shareholders' equity                                                     6,684,481
                                                                                    ------------
        Total liabilities and shareholders' equity                                  $ 11,511,586
                                                                                    ============


    The accompanying notes are an integral part of this financial statement.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

                                                     1999                   1998

Revenues                                        $ 22,321,275           $ 11,028,374
Cost of revenues                                  12,095,152              6,383,169
                                                ------------           ------------
Gross profit                                      10,226,123              4,645,205
                                                ------------           ------------
Operating expenses:
   Selling, general and administrative             5,408,534              3,669,258
   Research and development                        4,320,247              2,972,425
                                                ------------           ------------
      Total operating expenses                     9,728,781              6,641,683
                                                ------------           ------------
Operating income/(loss)                              497,342             (1,996,478)
Interest expenses and other                          (82,659)              (253,958)
Interest income                                      197,075                128,106
                                                ------------           ------------
Income/(loss) before income taxes                    611,758             (2,122,330)
Provision for income taxes                            45,553                     --
                                                ------------           ------------
      Net income/(loss)                         $    566,205           $ (2,122,330)
                                                ============           ============
Net income/(loss) per share - Basic                     0.29                  (1.36)
Net income/(loss) per share - Diluted                   0.09                  (1.36)
Weighted average shares outstanding:
    Basic                                          1,940,774              1,559,860
    Diluted                                        6,235,605              1,559,860

   The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998


                                         Series B                     Series C
                                     Preferred Stock              Preferred Stock
                                  Shares        Amount        Shares          Amount
                                ----------    ----------    ----------     ----------
Balances as of June 30, 1997       894,358    $      894        28,125     $       28

Shares issued by private
    placement                           --            --            --             --
Conversions of Series B
    Preferred Stock               (157,602)         (158)           --             --
Issuance of Common Stock
    Purchase Warrants                   --            --            --             --
Options exercised                       --            --            --             --
Net loss                                --            --            --             --
                                ----------    ----------    ----------     ----------
Balances as of June 30, 1998       736,756           736        28,125             28
Conversions of Series B
    Preferred Stock                (74,419)          (74)           --             --
Issuance of Common Stock
    Purchase Warrants                   --            --            --             --
Options exercised                       --            --            --             --
Net income                              --            --            --             --
                                ----------    ----------    ----------     ----------
Balances as of June 30, 1999       662,337    $      662        28,125     $       28
                                ==========    ==========    ==========     ==========


                                            Series D
                                        Preferred Stock               Common Stock
                                     Shares        Amount       Shares              Amount
                                   ----------    ----------   ----------          ----------
Balances as of June 30, 1997               --    $       --    1,339,750          $    1,340

Shares issued by private
    placement                       1,273,149         1,273           --                  --
Conversions of Series B
    Preferred Stock                        --            --      315,204                 316
Issuance of Common Stock
    Purchase Warrants                      --            --           --                  --
Options exercised                          --            --      213,971                 213
Net loss                                   --            --           --                  --
                                   ----------    ----------   ----------          ----------
Balances as of June 30, 1998        1,273,149         1,273    1,868,925               1,869
Conversions of Series B
    Preferred Stock                        --            --      148,838                 149
Issuance of Common Stock
    Purchase Warrants                      --            --           --                  --
Options exercised                          --            --        1,306                   1
Net income                                 --            --           --                  --
                                   ----------    ----------   ----------          ----------
Balances as of June 30, 1999        1,273,149    $    1,273    2,019,069          $    2,019
                                   ==========    ==========   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

                                            Additional                                      Total
                                              Paid in             Accumulated            Stockholders'
                                              Capital                Deficit                Equity
                                           ------------           ------------           ------------
Balances as of June 30, 1997               $  7,339,134           $ (6,889,786)          $    451,610
Shares issued by private
    placement                                 6,850,582                     --              6,851,855
Conversions of Series B
    Preferred Stock                                (158)                    --                     --
Issuance of Common Stock Purchase
    Warrants                                    120,636                     --                120,636
Options exercised                               640,249                     --                640,462
Net loss                                             --             (2,122,330)            (2,122,330)
                                           ------------           ------------           ------------
Balances as of June 30, 1998                 14,950,443             (9,012,116)             5,942,233
Conversions of Series B
    Preferred Stock                                 (75)                    --                     --
Issuance of Common Stock
    Purchase Warrants                           176,040                     --                176,040
Options exercised                                     3                     --                      3
Net income                                           --                566,205                566,205
                                           ------------           ------------           ------------
Balances as of June 30, 1999               $ 15,126,410           $ (8,445,911)          $  6,684,481
                                           ============           ============           ============

The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

                                                               1999                  1998
                                                           -----------           -----------
Cash flows from operating activities:
Net income/(loss)                                          $   566,205           $(2,122,330)
Adjustments to reconcile net income/(loss) to net
  cash used in operating activities:
    Depreciation and amortization                              207,027               154,594
    Provision for bad debts                                    155,899                 3,474
    Issuance of Common Stock Purchase Warrants                 176,040               120,636
Changes in operating assets and liabilities:
    Accounts receivable                                     (5,747,516)             (368,036)
    Inventories                                                962,972            (1,184,611)
    Prepaid expenses and other current assets                   (1,430)             (101,627)
    Accounts payable                                          (194,599)            1,425,319
    Accrued liabilities                                        669,954                77,163
    Deferred revenues                                       (1,152,450)           (2,539,810)
                                                           -----------           -----------
       Net cash used in operating activities                (4,357,898)           (4,535,228)
                                                           -----------           -----------
Cash flows from investing activities:
Purchases of property and equipment                           (442,954)             (202,875)
                                                           -----------           -----------
Net cash used in investing activities                         (442,954)             (202,875)
                                                           -----------           -----------
Cash flows from financing activities:
   Borrowings - credit line                                    800,000               820,195
   Repayments - credit line                                   (290,195)             (530,000)
   Borrowings - notes payable                                       --             1,500,000
   Repayments - notes payable                                       --            (1,500,000)
   Issuance of Series D Preferred Stock, net                        --             6,851,855
   Proceeds from issuance of Common Stock                            3               640,462
                                                           -----------           -----------
Net cash provided by financing activities                      509,808             7,782,512
                                                           -----------           -----------
Net increase/(decrease) in cash                             (4,291,044)            3,044,409
Cash and cash equivalents at beginning of year               6,465,898             3,421,489
                                                           -----------           -----------
Cash and cash equivalents at end of year                   $ 2,174,854           $ 6,465,898
                                                           ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                              $    45,553                    --
   Cash paid for interest                                       47,298           $    94,216
Non-cash investing and financing activities:
   Capital equipment leases                                    734,988                    --
   Conversion of Series B Preferred Stock to                        74                   158
      Common Stock

   The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION AND OPERATIONS

@POS.com, Inc., formerly known as MobiNetix Systems, Inc. ("@POS.com" or the "Company"),is a Delaware Corporation. The Company develops certain technologies that allow merchants to web-enable at the Point Of Sales ("POS") environment. By web-enabling POS transaction terminals, the Company's customers will be able to run advertisements, promotions, and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other valuable one-to-one marketing services.

The Company's wholly owned subsidiary, PenWare,Inc ("PenWare") was incorporated in 1983 and develops and sells products such as the PenWare 1100 and PenWare 1500 signature capture devices, the PenWare 3100, an interactive point-of-transaction terminal for paperless environments and the iPOS TC, the first Web-enabled, interactive point-of-sale transaction computer for the retail industry.

In January 1999, The Company established MobiNetix Systems (Pvt.) Ltd, a 100% owned software research and development center in Sri Lanka, in an effort to reduce the increasing research and development expenses and to take advantage of the human resources in software development in the Asian Pacific countries.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 1999 consisted principally of money market accounts.

REVENUE RECOGNITION

Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided for upon shipment. Software product revenues are recognized when the related products are shipped, provided there are no significant post-delivery obligations, payment is probable, and payment is due within one year. Payments received from customers for which the related product have not been shipped are recorded as deferred revenues until shipped. Revenues from services, which are not significant, are generally recognized as the services are performed.

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

RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. As of June 30, 1999 and 1998, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At June 30, 1999, the Company's inventories were as follows:

               Raw materials      $1,394,265
               Work in process       253,197
               Finished goods             --
               Inventory reserve     (67,068)

                                  ----------
                 Total            $1,580,394
                                  ==========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets, generally three to five years. At June 30, 1999, the Company's property and equipment were as follows:

                                                 Costs
                                              -----------
     Office equipment                         $   346,775
     Engineering and production
       equipment                                  291,403
     Computer equipment and
       software                                 1,085,523
     Furniture and fixtures                        31,048
     Leasehold improvement                         88,673
                                              -----------
     Subtotal                                   1,843,422
       Less Accumulated depreciation             (562,989)
                                              -----------
     Total                                    $ 1,280,433
                                              -----------

COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the years ended June 30, 1999 and 1998, the Company's comprehensive income was equal to net income or loss for each of the two years respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30, 1999 and 1998 as follows:

                                                              Year ended June 30,
                                                           1999                 1998
                                                       -----------          -----------
Numerator for basic and diluted earnings per
   share - net income/(loss)                           $   566,205          $(2,122,330)
                                                       -----------          -----------
Denominator for basic earnings per share -
   weighted average Common shares                        1,940,774            1,559,860
Effect of dilutive securities
   Series B Preferred Stock                              1,444,388                   --
   Series C Preferred Stock                              1,150,307                   --
   Series D Preferred Stock                              1,273,149                   --
   Employee stock options and
   warrants                                                446,845                   --
                                                       -----------          -----------
Denominator for diluted earnings per share
   adjusted weighted average shares                      6,235,605            1,559,860
                                                       -----------          -----------
Income/(loss) per share
   Basic                                               $      0.29          $     (1.36)
   Diluted                                             $      0.09          $     (1.36)
Potentially dilutive securities excluded from
   computations as the effect would be
   antidilutive                                                 --            3,902,280

STOCK BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," which became effective in fiscal 1997, establishes a fair value based method of accounting for stock-based compensation plans, while also permitting an election to continue following the requirements of APB Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company has elected to continue to measure compensation costs for its employee stock compensation plans using the method of accounting prescribed by APB No. 25 while providing the additional disclosure requirements set forth in SFAS 123.

SEGMENT INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture, and marketing of POS services and solutions.

During the years ended June 30, 1999 and 1998, the Company did not generate significant revenues in foreign countries.

RECENT ACCOUNTING PRONOUNCEMENTS

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

2. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective basis for taxation. Deferred tax liabilities and assets are determined on the basis of enacted tax laws and rates applicable to the periods in which the taxes become payable

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            June 30,
                                                   1999                  1998
                                               -----------           -----------
     Net operating loss carryforwards          $ 4,576,807           $ 5,143,012
     Tax credit carryforwards                      141,538               187,505
     Deferred revenue                                   --               459,072
     Accrued expenses and other                    915,121               442,817
                                               -----------           -----------
       Gross deferred tax asset                  5,633,466             6,232,406
     Deferred tax liability:
       Valuation allowance                      (5,633,466)           (6,232,406)
                                               -----------           -----------
                                               $        --           $        --
                                               ===========           ===========

A valuation allowance has been established against the deferred tax asset because such asset does not meet the criteria for recognition included in SFAS 109.

As of June 30, 1999, the Company had net operating loss carryforwards of approximately $19.7 million for Federal and State tax purposes. A substantial portion of the Company's net operating loss carryover and tax credit carry forwards are subject to the Section 382 limitation and the Section 383 limitation, respectively, and may not be utilized. The Federal net operating loss and other credit carryforwards expire on various dates beginning on 2001 through 2007. The state net operating loss carryforward will expire on 2003.

The provision for income taxes consisted of the following:

                                       Federal          State           Total
                                       -------         -------         --------
Year ended June 30, 1999
 Current                               $27,690         $17,863          $45,553
 Deferred                                   --              --               --
                                       -------         -------          -------
   Net                                 $27,690         $17,863          $45,553
                                       =======         =======          =======



The provision for income taxes differs from the expected tax provision/benefit amount computed by applying the statutory Federal income rate of 34% to income
(loss) before taxes for the two years ended June 30, 1999 and 1998 as follows:

                                               1999              1998
                                             ---------         ---------
Federal statutory rate                           34.0%            (34.0)%
State taxes, net of federal benefit               5.8              (5.8)
Change in valuation allowance                   (32.8)             39.8
                                             --------          --------
                                                  7.0%              0.0%
                                             ========          ========

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

4. PREFERRED STOCK

The Company sold and issued 894,358 shares of Series B convertible Preferred Stock in a series of private placements and bridge loan conversions during fiscal 1996 and 1997. Each share of Series B Preferred Stock is convertible into Common Stock at a rate of 1:2.02864, and is adjustable similar to Series C shares. In fiscal year 1999 and 1998, 74,419 and 157,602 shares of Series B Preferred Stock were converted into 148,838 and 315,204 shares of Common Stock, respectively. The Series B Preferred Stock has the voting rights equal to an equivalent number of shares of Common Stock into which it is convertible and a liquidation preference of $7.5 million. Dividends for Series B Preferred Stock are non-cumulative and payable on upon declaration by the Company's board of directors.

The Company's Series C Preferred Stock is convertible into Common Stock at a rate of 1 to 40.8998, which is adjustable in the event of certain issuance of additional Common Stock, including stock dividends, options, and securities convertible to Common Stock. Series D Preferred Stock has the voting rights equal to an equivalent number of shares of Common Stock into which it is convertible and a liquidation preference of $2.25 million. Dividends for Series C Preferred Stock are non-cumulative and payable only upon declaration by the Company's board of directors.

The Company sold and issued 1,273,149 shares of Series D Preferred Stock in a private placement for net proceeds of $6,851,855 in June 1998. Each share of Series D Preferred Stock is convertible into Common Stock at a rate of 1:1 and has the voting rights equal to an equivalent number of shares of Common Stock into which it is convertible. The Series D Preferred Stock has a liquidation preference of $7.0 million. Dividends for Series D Preferred Stock are non-cumulative and payable only upon declaration by the Company's board of directors.

All Series of the Preferred Stock are subject to automatic conversion into Common Stock at the current rate upon (1) the closing of the sale of the Company's Common Stock in an underwritten, public offering registered under the Securities Act of 1933 with proceeds greater than $6 million, or (2) by written elections of holders of majority of each Series of Preferred Stock outstanding. Preferred stockholders have voting rights based on the number of Common shares into which they can be converted.

5. COMMON STOCK

Approximately 1,084,275 shares were issued to management for cash in December 1995 at a price of $0.001 per share. Fifty percent of these shares vested immediately and the remaining shares vest on a 1/48 basis for each month thereafter. As of June 30, 1998, 67,767 shares remain unvested.

As of June 30, 1999, approximately 502,623 Common Stock Purchase Warrants were outstanding. The exercise price of these warrants range from $1.75 to $3.75 per share with an average of $3.42 per share. These warrants can be exercised at various dates through November 2004.

As of June 30, 1999, the Company had reserved the following shares of authorized but unissued Common Stock:

     Conversion of Series B Preferred Stock              1,343,643
     Conversion of Series C Preferred Stock              1,150,307
     Conversion of Series D Preferred Stock              1,273,149
     Exercise of Common Stock Purchase Warrants            502,623
     Stock options outstanding and remaining to
       be granted under the Stock Plans                  2,819,835
                                                         ---------
         Total shares reserved                           7,089,557
                                                         =========

6. NOTES PAYABLE

In June 1997, the Company entered into a line of credit agreement with a bank under which the Company may borrow up to $3 million at a rate of prime plus 1% (8.75% at June 30, 1999). The line of credit was subsequently extended to September 24, 1999. The Company is currently in negotiation to obtain a long term extension. The line of credit is collateralized by inventory and receivables. The credit agreement requires the Company to meet certain financial ratios and covenants pertaining to net worth and liquidity and imposes restrictions in such matters as changes in control. The Company granted to lender 46,154 warrants exercisable to purchase the Company's Common Stock at a pricing of $3.50 through April 2002. The Company determined, based on the Black-Scholes price model, that the value of these warrants was $16,480 and recorded as an expense in July 1998.

The Company has drawn down $800,000 under this credit facility as of June 30, 1999.

7. EMPLOYEE STOCK OPTIONS

Under the terms of the Company's 1992 and 1996 Stock Plans ("the Plans"), incentive common stock options may be granted at prices not lower than the fair market value at the date of grant. Nonqualified stock options may be granted at prices not lower than 85% of the fair market value at the date of the grant. Options granted under the 1992 Plan generally vest 12.5% after six months with the remaining options vesting monthly on a pro rata basis over the following 42 months. Options granted under the 1996 Plan generally vest 25% after one year, with the remaining options vesting monthly on a pro rata basis over the following 36 months. Options generally expire after 10 years under both Plans. Activity relating to the plans is as follows:

                                     Shares            Number of            Average
                                   Available            Options            Exercisable
                                   For Grant          Outstanding            Price
Balances, June 30, 1997             755,302              829,810           $    1.694
Options granted                    (606,050)             606,050           $    3.094
Options exercised                        --             (213,971)          $    2.984
Options cancelled                    71,623              (71,623)          $    2.636
                                  ---------            ---------
Balances, June 30, 1998             220,875            1,150,266           $    2.194
Share authorized                  1,450,000                   --                   --
Options granted                    (526,966)             526,966           $    3.328
Options exercised                        --               (1,306)          $    0.004
Options cancelled                   198,585             (198,585)          $    2.636
                                  ---------            ---------
Balances, June 30, 1999           1,342,494            1,477,341           $    2.650
                                  =========            =========

As of June 30, 1999, 639,770 options were exercisable at prices ranging from $0.004 to $5.75 per share. All options under the 1992 plan were granted by PenWare and were converted into options to purchase shares of @POS.com. All options granted during fiscal 1999 were made by @POS.com under the 1996 Plan.

The following table summarizes additional information with respect to stock options outstanding as of June 30, 1999:

                     Options outstanding                                            Options exercisable
- ----------------------------------------------------------------------------------------------------------------
                                                 Weighted          Weighted    Number of            Weighted
                          Number of              Average           Average      Options             Average
    Exercise               Options              Contractual        Exercise    Exercisable         Exercisable
     Prices               at 6/30/99            Life (years)        Price      at 6/30/99             Price
- ----------------------------------------------------------------------------------------------------------------
$0.004 to $0.200             10,701                  6            $ 0.118          9,421           $  0.131
$1.375 to $1.625            543,291                  7              1.402        440,118              1.397
$2.220 to $2.880            327,685                  8              2.470         67,646              2.240
$3.380 to $4.040            464,131                  9              3.658         69,277              3.647
$4.630 to $5.750            131,533                  9              4.906         53,308              4.956
                          ---------                                              -------
$0.004 to $5.75           1,477,341                8.5            $ 2.650        639,770           $  2.018
                          =========                                              =======

The fair value of the grants has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                               Year ended June 30,
                                1999          1998
                              -------       -------
Risk-free interest rate           6.0%          6.0%
Expected dividend yield             0%            0%
Expected lives                5 years       5 years
Expected volatility               105%          105%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income/(loss) and net income/(loss) per share for the fiscal years ended June 30, 1999 and 1998 would approximate the pro forma disclosures below:

                                    June 30, 1999                   June 30, 1998
                                    -------------                   -------------
                             As reported    Pro forma       As reported       Pro forma
                            ------------   ------------   --------------    --------------
        Net income/(loss)    $   566,205   $  (773,541)   $  (2,122,330)    $  (2,565,770)
        Net income/(loss)
          per share                 0.09         (0.40)           (1.36)            (1.64)

8. SIGNIFICANT CUSTOMERS.

Customers representing more than 10% of total revenues are summarized below for fiscal 1999 and 1998:

                                         1999         1998
                                         ----         ----
Fujitsu America, Inc.                      --           12%
   IBM                                     11%          33%
Direct Source                              12%          --
Federated Department Stores, Inc.          53%          23%

9. COMMITMENTS & CONTINGENCIES

In July 1999, the Company entered into a lease for office and operating facilities in San Jose, California, which expires in August 2005. The office space lease provides for monthly rent payments plus a share of taxes, insurance and maintenance on the properties. The Company has also entered into certain other capital leases for computers and equipment. The annual minimum lease payments under these leases are as follows:

           Year ending June 30,   Operating Lease      Capital Leases
                                  ---------------     ---------------
           2000                   $   385,275           $   185,233
           2001                       417,051               185,233
           2002                       433,737               185,233
           2003                       451,082               185,233
           2004                       469,131               179,005
           Thereafter                 528,676                    --
                                  -----------           -----------
             Total minimum lease
               Payments           $ 2,684,952               919,937
                                  ===========
Less imputed interest                                     (184,950)
                                                        -----------
Present value of net
  Minimum lease payments                                $   734,987
                                                        ===========

Rent expense was approximately $174,000 and $150,000 for the years ended June 30, 1999 and 1998, respectively.

The Company received a letter of inquiry from NCR Corporation ("NCR") accusing the Company of infringing on certain NCR patents. This matter is under investigation by the Company's legal counsel.

EXHIBITS:

2.1(g) Agreement and Plan of Reorganization dated June 10, 1996 among PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1(h)  Restated Certificate of Incorporation of the Company.

3.2     Certificate of Amendment of Certification of Incorporation

3.3(a)  By-laws of the Company.

4.1(c)  Specimen certificate for Common Stock of the Company.

4.2(c)  Specimen certificate for Common Stock Purchase Warrants.

4.3(b) Investor Rights Agreement, date April 24, 1998 among the Company and the purchaser of shares of Series D Preferred Stock.

10.1(a) 1992 Incentive and Statutory Stock Option Plan of the Company.

10.2(a) Form of Incentive Stock Option under 1992 Incentive and Statutory Stock
        Option Plan of the Company.

10.3(a) Form of Nonstatutory Stock Option under 1992 Incentive and Statutory
        Stock Option Plan of the Company.

10.4(d) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale,
        California, 94086.

10.5(e) 1996 Stock Option Plan of the Company and related agreements.

10.6(f) Software Development and License Agreement, dated March 16, 1998 between the Company and Federated Department Stores, Inc,.

10.7(f) Systems Acquisition Agreement, dated March 16, 1998, as amended Marched
        20, 1998 between the Company and Federated Department Stores, Inc,.

10.8(f) Common Stock Purchase Warrant Agreement between the Company and
        Federated Department Stores, Inc,.

10.9(b) Series D Preferred Stock Purchase Agreement between the Company and
        Welch Allyn, Inc. dated April 24, 1998.

10.10 Lease agreement for premises located at 3051 North First Street, San Jose, California 95134.

27      Financial Data Schedule.

(a) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on August 16, 1993.

(b) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 29, 1998 and file with the Commission on September 29, 1998.

(c) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on October 1, 1993.

(d) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1996 and filed with the Commission on September 30, 1996.

(e) Incorporated herein by reference to the Company's Report on Form 10-QSB dated February 13, 1997 and filed with the Commission on February 14, 1997.

(f) Incorporated herein by reference to the Company's Report on Form 10-QSB dated May 15, 1997 and filed with the Commission on May 15, 1997.

(g) Incorporated herein by reference to Amendment No. 3 to the Company's Report on Form 8-KSB dated June 10, 1996 and filed with the Commission on June 25, 1996.

(h) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1997 and file with the Commission on September 30, 1997.

(2) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE 30, 1999

None.

                                   SIGNATURES

In accordance with of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

@POS.COM, INC.

Date: September 29, 1999      By:  /s/ AZIZ VALLIANI
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 1999     By:   /s/ AZIZ VALLIANI
                                       Aziz Valliani
                                       President, Chief Executive Officer
                                       and Director (principal executive
                                       officer)

Date: September 29, 1999     By:   /s/ PAUL DALI
                                       Paul Dali
                                       Chairman of the Board

Date: September 29, 1999     By:   /s/ David M Licurse Sr.
                                       David M Licurse Sr.
                                       Chief Financial Officer and Vice
                                       President Operations (principal
                                       accounting officer)

Date: September 29, 1999     By:   /s/ _____________
                                       Vivian M. Stephenson
                                       Director

Date: September 29, 1999     By:   /s/ _____________
                                       William L. Powar
                                       Director

Date: September 29, 1999     By:   /s/ _____________
                                       Kevin Jost
                                       Director

                                 EXHIBIT INDEX
EXHIBITS:                     DESCRIPTION

2.1(g) Agreement and Plan of Reorganization dated June 10, 1996 among PenUltimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1(h)  Restated Certificate of Incorporation of the Company.

3.2     Certificate of Amendment of Certification of Incorporation

3.3(a)  By-laws of the Company.

4.1(c)  Specimen certificate for Common Stock of the Company.

4.2(c)  Specimen certificate for Common Stock Purchase Warrants.

4.3(b) Investor Rights Agreement, date April 24, 1998 among the Company and the purchaser of shares of Series D Preferred Stock.

10.1(a) 1992 Incentive and Statutory Stock Option Plan of the Company.

10.2(a) Form of Incentive Stock Option under 1992 Incentive and Statutory Stock
        Option Plan of the Company.

10.3(a) Form of Nonstatutory Stock Option under 1992 Incentive and Statutory
        Stock Option Plan of the Company.

10.4(d) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale,
        California, 94086.

10.5(e) 1996 Stock Option Plan of the Company and related agreements.

10.6(f) Software Development and License Agreement, dated March 16, 1998 between the Company and Federated Department Stores, Inc,.

10.7(f) Systems Acquisition Agreement, dated March 16, 1998, as amended Marched
        20, 1998 between the Company and Federated Department Stores, Inc,.

10.8(f) Common Stock Purchase Warrant Agreement between the Company and
        Federated Department Stores, Inc,.

10.9(b) Series D Preferred Stock Purchase Agreement between the Company and
        Welch Allyn, Inc. dated April 24, 1998.

10.10 Lease agreement for premises located at 3051 North First Street, San Jose, California 95134.

27      Financial Data Schedule.

(a) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on August 16, 1993.

(b) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 29, 1998 and file with the Commission on September 29, 1998.

(c) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on October 1, 1993.

(d) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1996 and filed with the Commission on September 30, 1996.

(e) Incorporated herein by reference to the Company's Report on Form 10-QSB dated February 13, 1997 and filed with the Commission on February 14, 1997.

(f) Incorporated herein by reference to the Company's Report on Form 10-QSB dated May 15, 1997 and filed with the Commission on May 15, 1997.

(g) Incorporated herein by reference to Amendment No. 3 to the Company's Report on Form 8-KSB dated June 10, 1996 and filed with the Commission on June 25, 1996.

(h) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 30, 1997 and file with the Commission on September 30, 1997.