Form 10QSB
period 1999-09-30
ATPOS COM INC
filed 1999-11-15
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission File Number 0-23152

                                 @POS.COM, INC.
                 ----------------------------------------------
         Exact Name of small business issuer as specified in its charter

                 DELAWARE                                 33-0253408
      -------------------------------                 ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      3051 NORTH FIRST STREET, SAN JOSE, CA                  95134
    -------------------------------------------           ----------
     (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (408) 468-5400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of October 21, 1999: 2,242,654


Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet at September 30, 1999                       3

        Consolidated Statements of Operations for the
        Three Months Ended September 30, 1999 and 1998                         4

        Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 1999 and 1998                         5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      14

Signature                                                                     14

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                                 @POS.COM, INC.
                     CONSOLIDATED BALANCE SHEET (unaudited)
                            as of September 30, 1999



ASSETS
Current assets:
   Cash and equivalents                                $  1,341,575
   Accounts receivable, net                               2,418,205
   Inventories, net                                       2,728,823
   Prepaid expenses and other current assets                444,204
                                                       ------------
       Total current assets                               6,932,807
                                                       ------------
Property and equipment, net                               1,597,043
                                                       ------------
       Total assets                                    $  8,529,850
                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Capital lease obligations, current                       124,433
   Notes payable                                          1,500,000
   Bank overdraft                                           556,191
   Accounts payable                                       1,658,645
   Accrued liabilities and other                            653,778
                                                       ------------
       Total current liabilities                          4,493,047
                                                       ------------

Capital lease obligations, non-current                      571,625

Stockholders' equity:
   Series B convertible Preferred Stock                         574
   Series C convertible Preferred Stock                          28
   Series D convertible Preferred Stock                       1,273
   Common stock                                               2,239
   Additional paid-in capital                            15,186,549
   Accumulated deficit                                  (11,725,485)
                                                       ------------
       Total stockholders' equity                         3,465,178
                                                       ------------
       Total liabilities and stockholders' equity      $  8,529,850
                                                       ============


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                                 @POS.COM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                               1999              1998
                                            -----------       -----------
Revenues                                    $ 2,234,751       $ 6,046,779

Cost of revenues                              1,521,771         3,541,410
                                            -----------       -----------

Gross margin                                    712,980         2,505,369
                                            -----------       -----------

Operating expenses:
   Selling, general and administrative        2,197,825         1,142,774
   Research and development                   1,792,896           961,005
                                            -----------       -----------

      Total operating expenses                3,990,721         2,103,779
                                            -----------       -----------

Operating income/(loss)                      (3,277,741)          401,590

Interest expenses                               (29,256)          (20,412)
Interest income                                  27,423            58,223
                                            -----------       -----------

Income/(loss) before income taxes            (3,279,574)          439,401
Income taxes                                         --                --
                                            -----------       -----------

Net income/(loss)                           $(3,279,574)      $   439,401
                                            ===========       ===========

Net income/(loss) per share (Note 2)
   Basic                                    $     (1.55)      $      0.23
   Diluted                                  $     (1.55)      $      0.07

Weighted average shares outstanding
   Basic                                      2,120,337         1,906,450
   Diluted                                    2,120,337         6,437,988


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       1999              1998
                                                    -----------       -----------
Cash flows from operating activities:
Net income(loss)                                    $(3,279,574)          439,401
Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
    Depreciation and amortization                       107,893            30,276
    Provision for bad debts                              22,501            33,109
    Issuance of Common Stock Purchase Warrants               --           138,422
Changes in operating assets and liabilities:
    Accounts receivable                               3,812,408           571,276
    Inventories                                      (1,148,429)          635,327
    Prepaid expenses and other current assets          (221,412)           34,656
    Accounts payable                                   (418,469)       (1,426,498)
    Accrued liabilities                                 (43,964)           63,382
    Deferred revenues                                        --          (882,281)
                                                    -----------       -----------
       Net cash used in operating activities         (1,169,046)         (362,930)
                                                    -----------       -----------

Cash flows from investing activities:
Purchases of property and equipment                    (424,503)          (55,417)
                                                    -----------       -----------

Net cash used in investing activities                  (424,503)          (55,417)
                                                    -----------       -----------

Cash flows from financing activities:
   Borrowings - credit line                             700,000                --
   Repayments - credit line                                  --          (290,195)
   Proceeds from issuance of Common Stock                60,270                --
                                                    -----------       -----------

Net cash provided(used) by financing
  activities                                            760,270          (290,195)
                                                    -----------       -----------

Net decrease in cash                                   (833,279)         (708,542)

Cash and cash equivalents at beginning of period      2,174,854         6,465,898
                                                    -----------       -----------

Cash and cash equivalents at end of period          $ 1,341,575       $ 5,757,356
                                                    ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

@POS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The financial information included herein for the three month period ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of @POS.com, Inc. (the "Company") for the year ended June 30, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  NET INCOME/(LOSS) PER SHARE

Basic net income per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if converted method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1999 and 1998 as follows:

                                                          September 30,
                                                     1999              1998
                                                  -----------       -----------
Numerator for basic and diluted earnings per
   share - net income/(loss)                      $(3,279,574)      $   439,401
                                                  -----------       -----------

Denominator for basic earnings per share
   -- weighted average Common shares                2,120,337         1,906,450

Effect of dilutive securities
   Series B Preferred Stock                                --         1,456,550
   Series C Preferred Stock                                --         1,150,307
   Series D Preferred Stock                                --         1,273,149
   Employee stock options and warrants                     --           651,532
                                                  -----------       -----------

Denominator for diluted earnings per
   share -- adjusted weighted average
              shares                                2,120,337         6,437,988
                                                  -----------       -----------

Income/(loss) per share
   Basic                                          $     (1.55)      $      0.23
   Diluted                                        $     (1.55)      $      0.07

Potentially dilutive securities excluded
   from computations as the effect
      would be antidilutive                         4,343,066                --


3.  INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At September 30, 1999, the Company's inventories were as follows:

    Finished goods         $   525,049
    Work in process            171,039
    Raw materials            2,140,498
    Inventory reserve         (107,763)
                           -----------
    Total                  $ 2,728,823
                           -----------

4.   COMPREHENSIVE INCOME (LOSS)

As of July 1, 1998, the Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income"("SFAS No.130"). SFAS No.130 establishes standards for reporting and display of comprehensive income(loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income(loss) is the total of net income(loss) and all other non-owner changes in equity. For the quarters ended September 30, 1999 and 1998, the Company's comprehensive income(loss) was equal to net income(loss) for each of the two quarters, respectively.

5.   SEGMENT INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture, and marketing of Point-Of-Sale services and solutions.

During the first quarter ended September 30, 1999, the Company did not generate significant revenues in foreign countries.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company expects that the adoption of SFAS No. 133 will have no impact on the Company's consolidated financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of @POS.com, Inc. and its wholly owned subsidiaries, including the notes thereto (see Part I, Item 1).

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," and similar expressions identify such forward looking statement. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business," "Operating Results," "Liquidity and Capital Resources," and "Outlook" on pages 3-5 and 7-9 in the annual report on Form 10-KSB ("Annual Report") filed with the Securities and Exchange Commission("Commission") on September 30, 1999. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998)

The 63% decrease in revenues from the first quarter of fiscal 1999 (three months ended September 30, 1998) to the first quarter of fiscal 2000 (three months ended September 30, 1999) is largely due to decreased sales of the Company's advanced PenWare 3100 inter-active electronic transaction terminal. During the first quarter of fiscal 2000, the Company was transitioning its focus on web-enabling the Point of Sales ("POS") and its iPOS TC product which was introduced in the fourth quarter of fiscal 1999. Due to this product transition and year 2000 issue, certain customers are holding back on purchasing the PenWare 3100 during the first quarter of fiscal 2000. In addition, the Company also gave discount to certain shipment to a customer in return for the customer signing up for the future e-commerce service offering by the Company.

Gross margin for the first quarter of fiscal 2000 was 32%, compared to 41% in the first quarter of fiscal 1999. The decrease in margin percentage is primary attributable to higher overhead costs and lowering selling price on certain contracts where the Company discounted certain shipments to attract customers to the Company's e-commerce business.

Selling, general and administrative expenses increased by 92% from first quarter of fiscal 1999 to the first quarter of fiscal 2000. The increase is largely the result of higher personnel expenses to support business growth. The Company had established its channel and product marketing groups in an effect to create market awareness for it e-commerce business and creation of a brand identity that is consistent with the change in business strategy. The Company also increased its spending on trade show participation and public relations activities. The Company expects that it will continue to make investments in selling, general and administrative costs.

Research and development expenses rose to $1.8 million in the first quarter of 2000 from $1 million in the first quarter of fiscal 1999, an increase of 87%. This increase is primarily attributable to increases in headcount, particularly key engineering talent. Expenses for technology consulting, materials and non-recurring engineering activities also rose significantly in connection with the Company's product development and design effort. During the first quarter of fiscal 2000, the Company started the implementation of certain pilot programs based on its advanced iPOS TC technology to attract customers to its new e-commerce offering. Research and development expenses are generally charged to operations as incurred. In accordance with SFAS 86, the Company capitalizes software development costs when technological feasibility has been established. Costs eligible for capitalization during fiscal 1999 and 1998 were insignificant, and the Company expensed all software development costs to research and development.

CASH AND SOURCES OF LIQUIDITY

The Company's operating activities consumed $1.17 million in cash during the first quarter of fiscal 2000, compared to $0.36 million during the first quarter of fiscal 1999. The increased cash usage in the first quarter of 2000 was due largely to increased expenses partially offset by collection of the Company's accounts receivable in the period.

The Company's financing activities generated $0.76 million in the first quarter of 2000 compared to cash outlay of $0.29 million in the first quarter of fiscal 1999. The increase in cash inflow resulted from the borrowing of $0.7 million from a line of credit compared to the repayment of $0.29 million indebtedness under the same line of credit with a commercial bank in the first quarter of 1999. The line of credit has been expired on September 24, 1999 and was subsequently extended through December 30, 1999. The Company is in violation of certain covenants under this line of credit and received a waver from the Bank through the month ending October 31, 1999. The Company is in negotiation with the Bank to further extend this line of credit. There is no guarantee that the Company will be successful in extending this line of credit. If the Company fails to obtain an extension by December 30, 1999, the balance of $1.5 million borrowings will become due. As of September 30, 1999, the Company's principal sources of liquidity include cash of $1.3 million. The Company had no other long or short-term debt and no significant capital commitments other than those under capital leases totaling $.7 million as of September 30, 1999.

OUTLOOK

With the cash on hand, the Company believes that it will require additional financing for fiscal 2000. The Company is pursuing other debt or equity transactions which upon completion, would provide additional financing for working capital and future expansion.
There is no assurance that additional funding will be available.

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

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; the Company's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. Significant competition exists for such personnel. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During first quarter of fiscal 2000, the Company continued to review and assess its internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These reviews and corrective measures are intended to encompass all significant categories of internal systems used by the Company. In Addition, the Company is also working with its significant suppliers to ensure that the products supplied to the Company, and the products the Company supplies to its customers, are Year 2000-compliant. The Company has identified all critical systems necessary to the Company's internal system operations and has asked suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. With respect to Year 2000 compliance of our suppliers' systems, the Company is in the process of evaluating and assessing the adequacy of responses from its various suppliers, and requesting further responses and assurances where appropriate. This process is largely complete and is expected to be fully completed by the end of calendar 1999. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans completed by the end of calendar year 1999, the total costs of which has not yet been determined. To date, however, costs incurred to address the Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flow. The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition, and will not have a material adverse effect on the Company's financial condition. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business.

PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        @POS.com, INC.


Date: November 15, 1999                 By:  /s/  DAVID M. LICURSE, SR.
                                             -----------------------------------
                                             David M. Licurse, Sr.
                                             Chief Financial Officer and
                                             Vice President of Operations
                                             (principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
  27                     Financial Data Schedule