Form 10QSB
period 1999-12-31
ATPOS COM INC
filed 2000-02-14
CIK 893855

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______

Commission File Number 0-23152

                                 @POS.COM, INC.
         ---------------------------------------------------------------
         Exact Name of small business issuer as specified in its charter

         DELAWARE                                     33-0253408
   -------------------------------                ------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

   3051 NORTH FIRST STREET, SAN JOSE, CA                95134
  ----------------------------------------            ----------
  (Address of principal executive offices)            (Zip Code)

         Issuer's telephone number, including area code: (408) 468-5400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of January 21, 2000: 3,538,397


Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


================================================================================

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet at December 31, 1999               3

        Consolidated Statements of Operations for the
        Three Months Ended December 31, 1999 and 1998                 4

        Consolidated Statements of Operations for the
        Six Months Ended December 31, 1999 and 1998                   5

        Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 1999 and 1998                   6

        Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          10

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             16

Signature                                                            16

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                                 @POS.COM, INC.
                     CONSOLIDATED BALANCE SHEET (unaudited)
                             as of December 31, 1999

ASSETS

Current assets:
   Cash and equivalents                                            $    632,186
   Accounts receivable, net                                             584,314
   Inventories, net                                                   2,258,456
   Prepaid expenses and other current assets                            572,854
                                                                   ------------
       Total current assets                                           4,047,810
                                                                   ------------
Property and equipment                                                2,613,560
   Less: Accumulated depreciation                                      (784,471)
                                                                   ------------
 Property and equipment, net                                          1,829,089
                                                                   ------------
       Total assets                                                $  5,876,899
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations, current                                   179,288
   Notes payable                                                      1,397,000
   Bank Overdraft                                                       605,456
   Deferred Revenues                                                     80,100
   Accounts payable                                                     943,886
   Accrued liabilities and other                                        965,577
                                                                   ------------
       Total current liabilities                                      4,171,307
                                                                   ------------

Capital lease obligations, non-current                                  750,998

Stockholders' equity:
   Series B convertible Preferred Stock                                     563
   Series D convertible Preferred Stock                                   1,273
   Common stock                                                           3,539
   Additional paid-in capital                                        15,788,996
   Accumulated deficit                                              (14,839,777)
                                                                   ------------
       Total stockholders' equity                                       954,594
                                                                   ------------
       Total liabilities and stockholders' equity                  $  5,876,899
                                                                   ============


               The accompanying notes are an integral part of this
                        consolidated financial statement.

                                 @POS.COM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999              1998
                                                  -----------       -----------
Revenues                                          $ 1,431,232       $ 4,061,130

Cost of revenues                                    1,067,572         2,091,805
                                                  -----------       -----------

Gross margin                                          363,660         1,969,325
                                                  -----------       -----------

Operating expenses:
   Selling, general and administrative              1,812,003         1,164,558
   Research and development                         1,567,476           803,293
                                                  -----------       -----------
      Total operating expenses                      3,379,479         1,967,851
                                                  -----------       -----------

Operating income/(loss)                            (3,015,819)            1,474

Interest expenses                                    (117,668)          (41,450)
Interest income                                        19,198            66,771
                                                  -----------       -----------

Income/(loss) before income taxes                  (3,114,289)           26,795
Income taxes                                               --             1,263
                                                  -----------       -----------

Net income/(loss)                                 $(3,114,289)      $    25,532
                                                  ===========       ===========

Net income/(loss) per share (Note 2)
   Basic                                               $(1.00)      $      0.01
   Diluted                                             $(1.00)      $      0.00

Weighted average shares outstanding
   Basic                                            3,105,330         1,923,965
   Diluted                                          3,105,330         6,160,629


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                    1999               1998
                                                 -----------       ------------
Revenues                                         $ 3,665,982       $ 10,107,909

Cost of revenues                                   2,589,343          5,633,215
                                                 -----------       ------------

Gross margin                                       1,076,639          4,474,694
                                                 -----------       ------------

Operating expenses:
   Selling, general and administrative             4,009,829          2,307,333
   Research and development                        3,360,371          1,764,298
                                                 -----------       ------------
      Total operating expenses                     7,370,200          4,071,631
                                                 -----------       ------------

Operating income/(loss)                           (6,293,561)           403,063

Interest expenses and other                         (146,031)           (61,962)
Interest income                                       45,726            125,094
                                                 -----------       ------------

Income/(loss) before income taxes                 (6,393,866)           466,195
Income taxes                                              --              1,263
                                                 -----------       ------------

Net income/(loss)                                $(6,393,866)      $    464,932
                                                 ===========       ============

Net income/(loss) per share (note 2)
   Basic                                              $(2.45)      $       0.24
   Diluted                                            $(2.45)      $       0.07

Weighted average shares outstanding
   Basic                                           2,612,754          1,908,940
   Diluted                                         2,612,754          6,222,398


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                      1999             1998
                                                      ----             ----
Cash flows from operating activities:
Net income(loss)                                   $(6,393,866)         464,932
Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
    Depreciation and amortization                      221,482           70,845
    Provision for bad debts                             22,501           33,109
    Issuance of Common Stock Purchase Warrants         267,555          138,422
Changes in operating assets and liabilities:
    Accounts receivable                              5,646,299       (1,768,386)
    Inventories                                       (678,062)       1,115,411
    Prepaid expenses and other current assets         (201,421)         (14,337)
    Accounts payable                                (1,133,228)      (1,397,810)
    Accrued liabilities                                356,029           70,389
    Deferred revenues                                   80,100       (1,152,450)
                                                   -----------      -----------
       Net cash used in operating activities        (1,812,611)      (2,439,875)
                                                   -----------      -----------

Cash flows from investing activities:
                                                      (574,839)        (118,215)
                                                   -----------      -----------
Net cash used in investing activities                 (574,839         (118,215)
                                                   -----------      -----------
Cash flows from financing activities:
   Borrowings - credit line                            700,000               --
   Repayments - credit line                           (103,000)        (290,195)
   Proceeds from issuance of Common Stock              247,782               --
                                                   -----------      -----------
Net cash provided(used) by financing
  Activities                                           844,782         (290,195)
                                                   -----------      -----------
Net decrease in cash and cash equivalents                            (1,542,668)
                                                                     (2,848,285)

Cash and cash equivalents at beginning of
    Period                                           2,174,854        6,465,898
                                                   -----------      -----------

Cash and cash equivalents at end of period         $   632,186      $ 3,617,613
                                                   ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

@POS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The financial information included herein for the three month and six month periods ended December 31, 1999 and 1998 are unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months periods ended December 31, 1999 and 1998 as follows:

                                      Three Months ended              Six Months ended
                                          December 31,                   December 31,
                                     1999             1998           1999             1998
                                  ---------------------------     ---------------------------
Numerator for basic and
   diluted earnings per
   share - net income/(loss)      $(3,114,289)     $   25,532     $(6,393,866)     $  464,932
                                  ---------------------------     ---------------------------

Denominator for basic
   earnings per share -
   weighted average common
   shares                           3,105,330       1,923,965       2,612,754       1,908,940

Effect of dilutive securities
   Series B Preferred Stock                --       1,441,339              --       1,456,365
   Series C Preferred Stock                --       1,150,307              --       1,150,307
   Series D Preferred Stock                --       1,273,149              --       1,273,149
   Employee stock options
   and Warrants                            --         371,869              --         433,637
                                  ---------------------------     ---------------------------

Denominator for diluted
   earnings per share
   adjusted weighted average
   shares                           3,105,330       6,160,629       2,612,754       6,222,398
                                  ---------------------------     ---------------------------

Income/(loss) per share
   Basic                               $(1.00)     $     0.01          $(2.45)     $     0.24
   Diluted                             $(1.00)     $     0.00          $(2.45)     $     0.07

Potentially dilutive
   securities excluded from
   computations as the
   effect would be
   antidilutive                     3,439,010              --       4,230,557              --

3.  INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At December 31, 1999, the Company's inventories were as follows:

    Raw materials              1,402,086
    Work in process              270,792
    Finished goods            $  869,223
    Inventory reserve           (283,645)
                              ----------
    Total                     $2,258,456
                              ----------

4.  Comprehensive Income(LOSS)

As of July 1, 1998, the Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income/(loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income/(loss) is the total of net income(loss) and all other non-owner changes in equity. For the quarters and the first halves of the fiscal years ended December 31, 1999 and 1998, the Company's comprehensive income(loss) was equal to net income(loss).

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

During the second quarter and the first half of the fiscal year ended December 31, 1999, the Company did not generate significant revenues in foreign countries.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company expects that the adoption of SFAS No. 133 have no impact on the Company's consolidated financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of @POS.com, Inc. and its wholly owned subsidiaries, including the notes thereto (see Part I, Item 1).

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "seeks," "estimates," and similar expressions identify such forward looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business," "Operating Results," "Liquidity and Capital Resources," and "Outlook" on pages 3-5 and 7-9 in the annual report on Form 10-KSB ("Annual Report") filed with the Securities and Exchange Commission ("Commission") on September 30, 1999. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.

RESULTS OF OPERATIONS (THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998)

The 65% decrease in revenues from the second quarter of fiscal 1999 (three months ended December 31, 1998) to the second quarter of fiscal 2000 (three months ended December 31, 1999) is largely due to decreased sales of the Company's advanced PenWare 3100 inter-active electronic transaction terminal. During the second quarter of fiscal 2000, the Company was transitioning its focus on web-enabling the Point of Sales ("POS") and its iPOS TC product which was introduced in the fourth quarter of fiscal 1999. Customers were reluctant to implement new transaction payment systems during the introduction period and the holiday season. In addition, sales were also affected by the Year 2000 issue. The Company believes that certain customers were holding back on purchasing the PenWare 3100 until subsequent to the year 2000.

On September 30, 1999, the Company issued 400,000 shares of warrants to purchase the Company's Common Stock to a customer in connection with a pilot agreement under which the customer would purchase a certain number of units of the iPOS TC from the Company for a pilot project. The fair value of the warrants, as calculated under the Black Scholes method, was determined to be approximately $416,000. Of this amount, $268,000 was recorded as a sales discount in the current period ended December 31, 1999. The remaining $148,000 will be recorded as additional sales discount in the future when the remaining revenue from this agreement is recognized.

Gross margin for the second quarter of fiscal 2000 was 25%, compared to 48% in the second quarter of fiscal 1999. The decrease in margin were due to the warrant issuance costs as previously mentioned. The Company increased its inventory reserve by $150,000 in the current quarter for certain inventory that will be sold to HP Verifone at a price lower than its current book value in connection with a licensing agreement announced on January 17, 2000.

Selling, general and administrative expenses increased by 56% from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. The increase is largely the result of higher personnel expenses to support business growth. The Company had established its channel and product marketing groups in an effect to create market awareness for its e-commerce business and creation of a brand identity that is consistent with the new business strategy. The Company also increased its spending on trade show participation and public relations activities. The Company expects that it will continue to make investments in selling, general and administrative costs.

Research and development expenses increased to $1.57 million in the second quarter of fiscal 2000 from $.8 million in the second quarter of fiscal 1999, an increase of 95%. This increase is primarily attributable to increases in headcount, particularly key engineering talent. Expenses for technology consulting, materials and non-recurring engineering activities also rose significantly in connection with the Company's product development and design effort. During the first half of fiscal 2000, the Company started the implementation of certain pilot programs based on its advanced iPOS TC technology to attract customers to its new e-commerce offering. Research and development expenses are generally charged to operations as incurred. In accordance with SFAS 86, the Company capitalizes software development costs when technological feasibility has been established. Costs eligible for capitalization during fiscal 2000 and 1999 were insignificant, thus the Company expensed all software development costs to research and development.

RESULTS OF OPERATIONS (SIX MONTHS ENDED DECEMBER 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 1998)

Changes in revenues, costs and expenses from the first six months of fiscal 1999 to the first six months of fiscal 2000 are the result of the same factors and trends as those outlined above for the three-month comparison.

CASH AND SOURCES OF LIQUIDITY

The Company's operating activities consumed $1.8 million in cash during the first half of fiscal 2000, compared to $2.4 million during the first half of fiscal 1999. The decreased cash usage in the first half of fiscal 2000 was due largely to increased effort to collect accounts receivable.

The Company's financing activities generated $0.84 million in the first half of fiscal 2000 compared to cash outlay of $0.29 million in the first half of fiscal 1999. The increase in cash inflow resulted from proceeds from exercises of stock option and the borrowing of $0.7 million from a line of credit, compared to the repayment of $0.29 million of indebtedness in the first half of fiscal 1999. The line of credit expired on December 28, 1999 and was extended through March 15, 2000. The Company was in violation of certain covenants under this line of credit and was in default with the bank. On January 27, 2000 the Company obtained a $2 million bridge loan from the same bank. Borrowings under the bridge loan bear interest at the prime rate plus 3.5 percent until March 15, 2000. The loan can be extended for an additional period of 45 days if certain covenants are met. On January 31, 2000, The Company used $912,000 of the proceeds from the bridge loan to pay down the line of credit. As of December 31, 1999, the Company's principal sources of liquidity include cash of $.6 million. The Company had no other long or short-term debt and no significant capital commitments other than those under capital leases totaling $.9 million as of December 31, 1999 and a bank overdraft of $.6 million.

SUBSEQUENT EVENTS

On January 15, 2000, the Company announced the establishment of ReceiptCity.com as a wholly owned subsidiary, which will focus on development of end-to-end application services to merchants. The Company contributed to ReceiptCity.com its ongoing research technology, certain key employees and certain assets for 8 million shares of ReceiptCity.com Common Stock. On January 24, 2000 ReceiptCity.com completed a private placement of equity of 1,356,050 shares of Common Stock for gross proceeds of $2.6 million. The proceeds from the private placement will be used for working capital purposes for ReceiptCity.com.

On January 17, 2000, the Company announced a strategic alliance with HP's VeriFone where HP VeriFone will be licensed to manufacture, sell and support Internet-enabled payment solutions based on the Company's technology. The Company will offer a full suite of electronic services, including real-time personalized advertising and customer surveys, an electronic receipt service for merchants, and a Web site where consumers can store and manager their receipts. As previously discussed, the Company has recorded a $150,000 inventory reserve associated with this agreement.

OUTLOOK

The Company believes that it will require additional financing for fiscal 2000. In addition to the bridge loan obtained on January 27, 2000, the Company is pursuing other debt or equity transactions which upon completion, would provide additional financing for working capital and future expansion. However, there is no assurance that additional funding will be available.

The Company believes that it has the technical and marketing skills and product offerings necessary for future success. However, the Company has yet to sustain consistent profitability and the sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to adverse fluctuations in revenues and profits in any particular quarter.

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

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-QSB and the risk factors discussed in the Company's latest Annual Report filed with the Securities and Exchange Commission, investors evaluating the Company and its business should carefully consider the following risk factors, which may have a significant impact on the Company's business, operating results and financial condition. The risk factors set forth below and elsewhere in this Form 10-QSB and in the Company's Annual Report could cause actual results to differ materially from those projected in any forward-looking statements. These risk factors include but are not limited to the following;

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

The Year 2000 compliance issue (in which systems do not properly recognize date-sensitive information when the year changes from 1999 to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company assembled in fiscal 1999 a task force to review and assess internal software, data management, accounting, and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition.

The Company's failure to ensure, at all or in a timely or reasonable manner, that the Company's products are Year 2000-compliant may cause disruption in the ability of the Company's customers to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments.

To date, the Company has experienced no material Year 2000 issues, and the Company expects minimal future Year 2000 issues based on the performance to date of the internal systems and the products it supplies to its customers.

PART II:  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   @POS.com, INC.


Date: February 14, 2000            By:  /s/  DAVID M. LICURSE, SR.
                                        ------------------------------------
                                        David M. Licurse, Sr.
                                        Chief Financial Officer and
                                        Vice President of Operations
                                        (principal accounting officer)

                                 EXHIBIT INDEX


   27        Financial Data Schedule