Form 10QSB
period 2000-03-31
ATPOS COM INC
filed 2000-05-15
CIK 893855

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ TO _______


Commission File Number 0-23152

                                 @POS.COM, INC.
                                -----------------
         Exact Name of small business issuer as specified in its charter

                        DELAWARE                     33-0253408
               -------------------------------    ------------------
                (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

                   3051 NORTH FIRST STREET, SAN JOSE, CA 95134
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (408) 468-5400



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of March 31, 2000: 3,642,052


Transitional Small Business Disclosure Format:     Yes  [  ]   No  [X]


===============================================================================

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet at March 31, 2000                 3

        Consolidated Statements of Operations for the
        Three Months Ended March 31, 2000 and 1999                   4

        Consolidated Condensed Statements of Operations
        for the Nine Months Ended March 31, 2000 and 1999            5

        Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2000 and 1999                    6

        Notes to Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         11

PART II.  OTHER INFORMATION

Item 5. Other Information                                           19

Item 6. Exhibits and Reports on Form 8-K                            19

Signature                                                           19




PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                                 @pos.com, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS
                                             MARCH 31, 2000     JUNE 30, 1999
                                             --------------     -------------
Current assets:
  Cash and equivalents                       $  3,644,197       $  2,174,854
  Accounts receivable (net of allowance
    for bad debts of $58,113 at 3/31/00
    and $218,262 at 6/30/99                     1,813,678          6,253,113
  Inventories (net of reserve for
    obsolescence of $361,100 at 3/31/00
    And $67,068 at 6/30/99                        209,294          1,580,394
  Prepaid expenses and other current
    assets                                        419,542            222,792
                                             ------------       ------------

          Total current assets                  6,086,711         10,231,153
                                             ------------       ------------
Property and equipment                          2,560,553          1,843,422
  Less:  Accumulated depreciation                (813,988)          (562,989)
                                             ------------       ------------

Property and equipment, net                     1,746,565          1,280,433
                                             ------------       ------------

          Total assets                       $  7,833,276       $ 11,511,586
                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $    668,478       $  2,077,114
  Accrued and other liabilities                   841,696            584,521
  Notes and other short-term payables             750,000            800,000
  Bank Overdraft                                       --            630,483
  Deferred revenues                               929,403                 --
  Capital lease obligations, current              170,536            121,524
                                             ------------       ------------

          Total current liabilities             3,360,113          4,213,642

Capital lease obligations, non-current            721,047            613,463
                                             ------------       ------------


          Total liabilities                     4,081,160          4,827,105
                                             ------------       ------------

Minority interest                               2,516,124                 --
                                             ------------       ------------
Stockholders' equity:
  Series B convertible preferred stock                563                662
  Series C convertible preferred stock                 --                 28
  Series D convertible preferred stock              1,273              1,273
  Common stock                                      3,630              2,019
  Additional paid-in capital                   16,503,011         15,126,410
  Common stock subscribed                       3,059,000                 --
  Accumulated deficit                         (18,331,485)        (8,445,911)
                                             ------------       ------------
          Total stockholders' equity            1,235,992          6,684,481
                                             ------------       ------------
          Total liabilities and
          stockholders' equity               $  7,833,276       $ 11,511,586
                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 @pos.com, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)

                                                        2000              1999
                                                     -----------       -----------
Revenues                                             $ 2,100,614       $ 5,144,343

Cost of revenues                                       1,616,415         2,814,653
                                                     -----------       -----------

Gross margin                                             484,199         2,329,690
                                                     -----------       -----------

Operating expenses:
   Selling, general and administrative                 1,986,197         1,227,420
   Research and development                            1,592,210         1,018,620
                                                     -----------       -----------

      Total operating expenses                         3,578,407         2,246,040
                                                     -----------       -----------

Operating income/(loss)                               (3,094,208)           83,650

Interest expense and other                              (562,448)               --
Interest income                                           12,024            43,000
                                                     -----------       -----------

Income/(loss) before income taxes                     (3,644,632)          126,650
Income taxes                                                  --            19,200
Less minority interest share in subsidiary loss         (152,924)               --
                                                     -----------       -----------

Net income/(loss)                                    $(3,491,708)      $   107,450
                                                     ===========       ===========

Net income/(loss) per share (Note 2)
   Basic                                             $     (0.97)      $      0.06
   Diluted                                           $     (0.97)      $      0.02

Weighted average shares outstanding
   Basic                                               3,616,864         1,924,589
   Diluted                                             3,616,864         6,310,841


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @pos.com, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)

                                                   2000               1999
                                               ------------       ------------
Revenues                                       $  5,766,596       $ 15,252,249

Cost of revenues                                  4,205,758          8,447,868
                                               ------------       ------------

Gross margin                                      1,560,838          6,804,381
                                               ------------       ------------

Operating expenses:
   Selling, general and administrative            5,996,026          3,541,417
   Research and development                       4,952,581          2,782,918
                                               ------------       ------------

      Total operating expenses                   10,948,607          6,324,335
                                               ------------       ------------

Operating income/(loss)                          (9,387,769)           480,046

Interest expenses and other                        (708,479)           (61,962)
Interest income                                      57,750            168,094
                                               ------------       ------------

Income/(loss) before income taxes               (10,038,498)           586,178
Income taxes                                             --             20,463
Less minority interest in subsidiary loss          (152,924)                --
                                               ------------       ------------

Net income/(loss)                              $ (9,885,574)      $    565,715
                                               ============       ============

Net income/(loss) per share (Note 2)
   Basic                                       $      (3.35)      $       0.29
   Diluted                                     $      (3.35)      $       0.09

Weighted average shares outstanding
   Basic                                          2,947,457          1,920,917
   Diluted                                        2,947,457          6,236,665


       The accompanying notes are an integral part of these consolidated financial statements.

                                @pos.com, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                   NINE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)


                                                       2000              1999
                                                    -----------       -----------
Cash flows from operating activities:
Net income(loss)                                    $(9,885,574)          565,715
Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
    Depreciation and amortization                       396,609           122,565
    Provision for bad debts                             (10,708)               --
    Issuance of Common Stock Purchase Warrants          901,353           138,422
Changes in operating assets and liabilities:
    Accounts receivable                               4,450,143        (3,955,839)
    Inventories                                       1,371,100         1,081,270
    Prepaid expenses and other current assets          (196,750)          (29,557)
    Accounts payable                                 (1,408,636)         (987,620)
    Accrued liabilities                                 264,735           115,065
    Deferred revenues                                   929,403          (699,852)
                                                    -----------       -----------
       Net cash used in operating activities         (3,188,325)       (3,649,831)
                                                    -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                (929,939)         (135,357)
    Disposal of property and equipment                   13,729                --
                                                    -----------       -----------

Net cash used in investing activities                  (916,210)         (135,357)
                                                    -----------       -----------

Cash flows from financing activities:
    Short-term Borrowing                              2,402,505           400,000
    Repayments of Short-term Borrowing               (3,630,483)         (290,195)
    Issuance or subscription of common stock          4,132,807                37
    Proceeds from issuance of Series B
      preferred stock                                        --               (37)
    Issuance of ReceiptCity preferred stock
      and common stock                                2,669,049                --
                                                    -----------       -----------

Net cash provided by financing
  activities                                          5,573,878           109,805
                                                    -----------       -----------

Net decrease in cash                                  1,469,343        (3,675,383)

Cash and cash equivalents at beginning of
  period                                              2,174,854         6,465,898
                                                    -----------       -----------

Cash and cash equivalents at end of period          $ 3,644,197       $ 2,790,515
                                                    ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

@pos.com, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The financial information included herein for the three-month and nine-month periods ended March 31, 2000 and 1999 respectively, is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended March 31, 2000 and 1999 as follows:

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                             MARCH 31,                        MARCH 31,
                                   -----------------------------      -----------------------------
                                      2000             1999              2000           1999
                                   -----------       -----------      -----------       -----------
Numerator for basic and
   diluted earnings per
   share - net income/(loss)       ($3,491,708)      $   107,450      ($9,885,574)      $   565,715
                                   -----------       -----------      -----------       -----------

Denominator for basic
   earnings per share -
   weighted average common
   shares                            3,616,864         1,924,589        2,947,457         1,920,917

Effect of dilutive securities
   Series B Preferred Stock                 --         1,433,817               --         1,444,388
   Series C Preferred Stock                 --         1,150,307               --         1,150,307
   Series D Preferred Stock                 --         1,273,149               --         1,273,149
   Employee stock options and
   warrants                                 --           528,979               --           447,904
                                   -----------       -----------      -----------       -----------

Denominator for diluted
   earnings per share
   adjusted weighted average
   shares                            3,616,864         6,310,841        2,947,457         6,236,665
                                   -----------       -----------      -----------       -----------

Income/(loss) per share
   Basic                           ($      .97)      $      0.06      ($     3.35)      $      0.29
   Diluted                         ($      .97)      $      0.02      ($     3.35)      $      0.09

Potentially dilutive
   securities excluded from
   computations as the effect
   would be antidilutive                    --                --        4,462,765                --



3.  INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At March 31, 2000 and June 30, 1999, the Company's inventories were as follows:

                                    March 31, 2000      June 30, 1999
                                    --------------      -------------
      Raw materials                    $449,098           1,394,265
      Finished goods                    121,296             253,197
      Less inventory reserve           (361,100)            (67,068)
                                       --------          ----------

             Total                     $209,294          $1,580,394
                                       ========          ==========

4.   REVENUE RECOGNITION

Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided for upon shipment and periodically adjusted to reflect actual percentage of repair costs to products sold under warranty during the prior twelve-month period. Software product revenues are recognized when the related products are shipped provided there are no significant post-delivery obligations, payment is probable, and payment is due within one year. Payments received from customers for whom the related product have not been shipped are recorded as deferred revenues until shipped. Revenues from services, which are not significant, are generally recognized as services are performed.

The Company licenses its software to original equipment manufacturers ("OEMs") under the terms of development and license agreements. Revenue for the development of software is generally recognized using the percentage-of-completion method. If no basis for determining the percentage of completion exists, the completed contract method is used. Royalty revenues derived from OEM sales of products to end-users are recognized when the OEM advises the Company that the products have been shipped.

Cost of revenues for hardware sales consists mainly of purchased electronic components and contract assembly labor.

Approximately $1,700,000 or 81% of the Company's revenues for the quarter ended March 31, 2000 were derived from three customers.

5. RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. For the quarters ended March 31, 2000 and 1999, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

6. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. At March 31, 2000 and June 30, 1999, the Company's property and equipment were as follows:


                                                             March 31,     June 30,
                                                               2000          1999
                                                           -----------    -----------
        Office equipment                                   $   311,612    $  346,775
        Engineering and production equipment                   227,241       291,403
        Computer equipment and software                      1,747,557     1,085,523
        Furniture and fixtures                                  52,340        31,048
        Leasehold improvements                                 221,803        88,673
                                                           -----------    ----------
                                                             2,560,553     1,843,422
        Less accumulated depreciation                         (813,988)     (562,989)
                                                           -----------    ----------
        Total                                              $ 1,746,565    $1,280,433
                                                           ===========    ==========


7.  COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS NO. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the quarter and nine month periods ended March 31, 2000 and 1999, the Company's comprehensive income was equal to net income or loss.

8. MINORITY INTEREST

During January 2000, the Company's subsidiary, ReceiptCity, Inc., received $2,770,000 for Series A Preferred Stock convertible to 938,983 shares of its $.001 par value common stock. In addition, options for 380,000 shares of common stock, valued at $90,000, were granted to and exercised by a ReceiptCity, Inc. advisor and by one of the members of its board of directors. These issuances correspond to approximately 14% of the subsidiary's common shares, the Company continues to own 8,000,000 shares, or approximately 85%, of its total voting shares.

The value of the Minority Interest of $2,516,124, as presented in the accompanying balance sheet, represents the net proceeds of the minority stockholders' investment in ReceiptCity's Series A Preferred Stock, less their share in the subsidiary's loss. The accompanying income statement reflects the minority stockholder's share of $152,924 in the subsidiary's loss during the nine-month period based on the percentage of their holdings in the subsidiary's total outstanding common stock at March 31, 2000.

9. SEGMENT INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following information regarding the performance of @pos.com and ReceiptCity is presented for this purpose:


Selected Performance Statistics Nine Months Ending March 31, 2000


    In $ thousands               @pos.com              ReceiptCity            Eliminations          Consolidated
    --------------               --------              -----------            ------------          ------------
Revenue                            5,767                    344                   (344)                 5,767

Operating Income (Loss)           (7,723)                (1,396)                  (269)                (9,388)

Assets                             5,286                  3,236                   (689)                 7,833


Selected Performance Statistics Ended Months Ending March 31, 2000

In $ thousands                   @pos.com              ReceiptCity            Eliminations          Consolidated
--------------                   --------              -----------            ------------          ------------
Revenue                            2,101                    344                   (344)                 2,101

Operating Income (Loss)           (1,429)                (1,396)                  (269)                (3,094)

Asset                              5,286                  3,236                   (689)                 7,833


10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The adoption of SFAS No. 133 has no impact on the Company's consolidated financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements of @pos.com, Inc. and its majority owned subsidiaries, including the notes thereto (see Part I, Item 1).

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

OVERVIEW

COMPANY NAME CHANGED TO @POS.COM, INC. TO REFLECT THE NEW BUSINESS DIRECTION E-Commerce has dramatically impacted the retailer's business model. In June 1999, the Company launched a strategic initiative to deliver an integrated suite of Internet applications, services, and a consumer Web portal to bring the power of the Internet to the point-of-sale. These web-enabling services combined with the interactive transaction terminals, iPOS TC, provide businesses with a comprehensive Internet application suite that enhances the consumer shopping experience, bridges the gap between the Internet and the existing retail networks, and provides retailers with a powerful one-on-one marketing opportunity at the point-of-sale. [Retailers may thereby improve customer retention, increase frequency of customer contact, establish new revenue streams, and reduce costs.]

FORMED STRATEGIC LICENSING RELATIONSHIPS WITH BUSINESS PARTNERS

The Company designs, develops the web-enabled POS devices and system software, and licenses the technology to major point-of-sale terminal manufacturers.
In January of this year, the Company entered into licensing partnerships with Hand Held Products, a Welch Allyn Affiliate, and VeriFone, a division of Hewlett-Packard Company. On May 9, 2000, an additional partnership relationship was entered into with IVI Checkmate. Under these contracts, @pos.com receives prepaid fees and royalty payments. The licensee partners are entitled to manufacture the devices under their private label, and sell and support the Internet-based payment solution and the secured electronic signature capture terminal based on @pos.com technology. @pos.com provides development tools and applications along with optional electronic services, including real-time personalized advertising and customer surveys, electronic receipt service for merchants, and a Web site where consumers can store and manage their receipts. Management believes that with strategic partners such as VeriFone, IVI Checkmate Company and Hand Held Products which control a large POS terminal market share, @pos.com can focus on developing future internet-related products for point-of-sale.

FORMED RECEIPTCITY.COM, INC. AS A COMPANY SUBSIDIARY
In connection with the new licensing business model, the Company recognized two major business directions: @pos.com development of webenabling technology for point of sale terminals and ReceiptCity related application services. In January 2000, the Company split into two business entities and announced the formation of a majority owned subsidiary ReceiptCity. The strategic spin-off allows ReceiptCity to focus on its own business model and product development, establish a different customer base, as well as establish separate funding. @pos.com continues to advance its point-of-sale technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. ReceiptCity provides merchants and consumers with a Web portal for secured electronic receipt storage and retrieval and present personalized e-messages online and at the point-of-sale.

SEPARATE COMPANY RESOURCES BETWEEN THE TWO BUSINESS ENTITIES
Upon the completion of the separation, @pos.com transferred approximately 10% of its tangible assets and elements of intellectual property to ReceiptCity including 12 patents. Employee resources were also split between the two companies. Each business entity seeks to work with strategic partners to expand the market for web-enabled point-of-sale products and services, and to deliver increasingly valuable services to retailers. Management anticipates that a substantial investment in research and development, will be necessary to maintain a Technology leadership position.

ABOUT @POS.COM

PRODUCTS AND SERVICES
The product family includes the iPOS TC (Transaction Computer) a web-based transaction processing terminal with an interactive marketing message display functionality. The iPOS 3100 (interactive point-of-sale) terminal that can be used for signature capture, personal identification number input, as well as promotion message and line-item display. In addition the Company produces the PenWare1500 [signature capture device] that has proven successful in extending the useful life of retailer's front-end legacy systems. Although the Company will no longer produce these products directly, it has licensed the devices based-on the @pos.com technology and plans to generate revenues from consulting services provided to the licensee partners for product development and differentiation.


CUSTOMER BASE
In addition to the licensing revenue derived from its licensing partners, the Company recognizes other revenues from product sales to existing customers, such as IBM, American Express and Federated Stores (@pos.com's largest retail customer), IBM has successfully deployed the OEM model of iPOS 3100 to the United States Post Offices. The Company is working with American Express on several pilot programs to rollout the iPOS TC in a store environment with the smart card application.

COMPETITION
The market is increasing competitive for web-enabled point-of-sale transaction products and services. Management expects to compete primarily on the basis of the Company's technology, price, time to market, functionality, quality and breadth of product and service offerings.

ABOUT RECEIPTCITY

ReceiptCity, a majority owned subsidiary of @pos.com, was formed in January 2000. ReceiptCity e-Services infrastructure gives "bricks and mortar" merchants a unique means to improve their understanding of shoppers, achieve real-time intimacy with shoppers, and to compete at Internet speed.

ReceiptCity is an infrastructure provider. At the data center, ReceiptCity hosts point-of-sale data, allows shopper registration, and responds in real-time with targeted advertisements and special offers. Management believes that the Company can capture a significant share of the 30 billion transactions annually preformed on 8.5 million point of sale devices in the U.S. ReceiptCity could be involved with 4-6 billion subsequent returns, exchanges, billing disputes, and warranty claim online. Retailers benefit from ReceiptCity's electronic receipt storage and retrieval system by reducing their dependence on paper receipts, improving operational efficiency, and accessing valuable marketing information available in receipts.



OFFERING

ReceiptCity provides services to make shopper receipts accessible from a merchant's Web site. This will increase Web traffic, resulting in opportunities to up-sell and cross-sell by utilizing ReceiptCity's online services and one-to-one marketing.

        - Online consumer-accessible receipts - Hosted receipt services accessible by shoppers from a merchant's Web site for viewing, downloading and filing.

        - eReceipts - Secure receipt access and viewing by merchant and payment processors for loss prevention, customer service and billing disputes

        - "Clicks" One-to-One Marketing - Integrated marketing and services that enable product reorders, cross-selling and targeted promotions

        - "Bricks and Mortar" One-to-One Marketing - Integrated marketing delivered to the physical point-of-sale and personalized based on online receipt profiles

ReceiptCity expects to receive revenue from merchants for having their receipts online and available to the merchants' customers and authorized employees. ReceiptCity also receives transaction-based revenue for premium marketing services delivered online or within the brick-and-mortar point of sale. These transaction fees will be derived from reorders and cross-selling revenue sharing, promotion redemption, advertising delivery, and completed survey questions. ReceiptCity will collect software license fees through @pos.com from manufacturers of Web-based payment terminals or kiosks that license ReceiptCity software.



RESULTS OF OPERATIONS

Prior to the third quarter of fiscal 2000, revenue for @pos.com were generated almost exclusively through the manufacturing, sale and distribution of its interactive electronic transaction terminals direct to retail customers. In January of 2000, @pos.com entered into initial manufacturing license and distribution agreements as a part of a sales and marketing strategy to expand the presence of its product line. At the same time it entered into these agreements, @pos.com split its sales force in conjunction with the formation of ReceiptCity. Management believes that these events and the subsequent activities related to the transition period reduced impacted the sales effort to generate direct customer product orders in the third quarter.

Net revenues for the third quarter declined 59% over the same period in fiscal 1999 to approximately $2,000,000. For the first nine months of the year, revenues of approximately $5,144,000 was 62% below the same period in the previous fiscal year.

In the third quarter 2000 @pos.com began licensing products under the new manufacturing and licensing agreements, recognizing $226,620 from licensing fees. This represented approximately 11% of total revenue for the third quarter. In the future, @pos.com management plans to reduce significantly the amount of revenue generated through product sales and plans to significantly increase licensing fees so that they constitute a majority of @pos.com's revenues.

In the third quarter 2000 the major component of revenue, direct product sales declined 63% over the same period in fiscal 1999. This trend was consistent with the revenue decline experienced in the first half of the year. In the third quarter, 2000 the Company also recorded as a sales discount, the fair value of warrants to purchase Company stock, which had been issued to a customer in September 1999 in connection with a pilot agreement. The impact of this discount was recognized at the time of the pilot shipments and reduced sales in the current quarter by $136,750. @pos.com's majority owned subsidiary, ReceiptCity, recognized no direct revenue to customers in the third quarter 2000.

In the first half of the year, and prior to the formation of ReceiptCity, the Company entered a period in which it transitioned its entire focus to web-enabling the Point-of-Sale (POS) and its iPOS TC product, announced in late fiscal 1999. The Company believes that customers were reluctant to implement this new transaction payment system during its introductory period and the holiday season. In addition, the Company believes that sales during the first two quarters were negatively affected by the Year 2000 issue.

Gross margin for the third quarter 2000 was 23% compared to 45% in the third quarter of 1999. Gross margin was negatively impacted by higher level of warranty repairs, an increase in inventory reserves and the effect of the sales discount previously discussed above. Under terms of the Company's one year warranty policy, the Company performed customer repairs to address product reliability issues associated with its PenWare 3100 product line for which the Company had experienced significant unit shipments in the prior year. Inventory reserves were increased to $361,100 to reflect the Company's change in focus away from manufacturing and into licensing through its partners. During the transition to new manufacturing and distribution partners, management has chosen to discontinue manufacturing some products which has reduced the net realizable value of some inventory.

The negative impacts to gross margin detailed above were partially offset by the favorable impact of the new licensing revenue for which costs of sales were significantly lower. As a greater percentage of the Company's revenue is derived from licensing fees in the future, the Company will experience a significant reduction in cost of revenues and realize an associated increase in the gross margin.

Selling, general and administrative expenses increased 62% and 69% for the third quarter and nine months ended 2000, respectively, versus the same periods last year. The increases were largely the result of higher personnel expenses to support business growth. Increased spending has been focused on the Company's expanding internet business initiatives, including the establishment of ReceiptCity. Selling, general and administrative expenses for the quarter was $1,986,000, of which $852,000, or 43%, was incurred by ReceiptCity between the period of January 15 and March 31, 2000.

Research and development expenses increased 56% and 78% for the third quarter and nine months ended 2000, respectively, versus the same periods last year. These increases were attributable, in part, to increases in headcount. Expenses for technology consulting, materials and non-recurring engineering activities also rose significantly. For the quarter, research and development expenses totaled $1,592,210, of which $889,000 were attributable to ReceiptCity. The activities of @pos.com and ReceiptCity organizations were focused primarily on the development of the advanced iPOS TC web-enabling technology and related internet services. Research and development expenses are generally charged to operations as incurred.

Interest expense and other non-operating expenses for the quarter, net of interest income, was $550,000. On January 27, 2000, the Company issued warrants to purchase 133,000 shares of the Company's common stock to Imperial Credit Corporation in connection with the establishment of a bridge loan. The fair value of the warrants, as calculated under the Black-Scholes method, was determined to be approximately $497,000. This amount was recorded as a charge to interest expense by the Company on the date of the repayment of the bridge loan on March 16, 2000. Interest paid in cash was $208,090 for the nine month period.


LIQUIDITY AND CAPITAL RESOURCES

The Company consumed $3,188,000 in cash from operations during the nine months ending March 31, 2000 compared to $3,650,000 for the same period in the prior fiscal year. Net income from operations, after adjusting to reflect the impact of non-cash charges, and a reduction in outstanding accounts payable consumed cash of $10,007,000 during the period. This outflow was offset, in part, through the collections of accounts receivable, a net reduction in inventory and the collection of deferred revenue from customer prepayments, which combined generated positive cash flow totaling $6,758,000.

The Company's investment activity of $916,000 in the first nine months of the fiscal year related to the purchase of leasehold improvements and computer equipment required by the expansion of the Company's operations.

During the first nine months, the Company financed cash requirements through the subscription and sale of @pos.com common shares, the use of notes and short-term borrowings and the issuance of Series A Preferred Stock by ReceiptCity.

As of March 31, 2000, @pos.com had received proceeds of $3,075,000 from the subscription of common shares in the Company. On May 12, 2000, the Company issued 683,333 shares of @pos.com common stock and warrants to purchase 1,161,667 shares of ReceiptCity common stock currently held by @pos.com. In addition to the private placement of common shares, @pos.com also received proceeds from exercise of employee stock options and warrants.

On January 27, 2000, @pos.com obtained a $2,000,000 bridge loan for the purpose of paying down the bank line of credit. Under the terms of the bridge loan, the Company paid interest at the prime rate plus 3.5% until March 16, 2000. The Company paid down the entire balance of the bridge loan on March 16, 2000 with the proceeds of the common stock subscription discussed above.

On January 26, 2000, ReceiptCity received $2,770,000 for the sale of shares of Series A Preferred Stock convertible into 938,983 ReceiptCity common stock.

Management believes, based on the current cash position of the Company, that significant sources of financing are required to support future operations. Currently, the Company and its subsidiary are negotiating the sale of Series B Preferred Stock in ReceiptCity and expect to raise significant operating capital in the near term. There is no assurance that these efforts will be successful. If the Company is unsuccessful in raising the additional capital through this effort, the Company may only find alternative sources at significantly less favorable terms, if at all. Without sufficient financing, there is a substantial doubt about the company's ability to operate as a going concern.


SUBSEQUENT EVENTS

On May 9, 2000, the Company entered into a strategic licensing agreement with IVI Checkmate. Under terms of the agreement, @pos.com granted IVI Checkmate the right to manufacture, sell and support @pos.com products and technology in return for licensing fees and other rights and privileges. Products included under this agreement include @pos.com's iPOS TC, iPOS 3100 and PW 1500.


IMPACT OF CURRENCY AND INFLATION

The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. The Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on the Company's financial results have not been significant.

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

DEPENDENCY ON LARGE CUSTOMERS;

The Company relies upon large retail customers with a large number of point-of-sale terminals for a significant percentage of revenues. The Company continues to diversify its customer base by developing strategic alliances and partnerships to open more distribution channels and limit its reliance on large customers. While the Company continues to transact business with its current customers and attract new ones, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

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

SINGLE COMPONENT MANUFACTURER/SUPPLIERS; the Company depends on other manufacturers and suppliers for some of its products and certain components used in its products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from single supplier. While the Company maintains sufficient inventory of certain products and continually evaluate alternative sources of supply, the failure of any such single supplier to meet its commitment on schedule could adversely affect the Company.

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; the Company's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on its business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. Significant competition exists for such personnel. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that most computer software programs have been written using two digits rather than four to represent a specific year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, costs incurred to address the Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flow. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business.

PART II:  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION

During the third quarter 2000, the following director and officer changes occurred for @pos.com; Vivian Stephenson resigned from the board effective April 1, 2000, Michael Dorsey was elected to the board effective January 2000, Aziz Valliani resigned as Chairman and CEO and Michael Dorsey was elected Chairman and Acting CEO effective on May 1, 2000, and Gary Rummelhoff was appointed CFO effective February 28, 2000.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              @pos.com, INC.


Date: May 15, 2000       By:  /s/  Gary Rummelhoff
                                   ------------------------------------
                                   Gary Rummelhoff
                                   Chief Financial Officer and
                                   Vice President of Operations
                                   (principal accounting officer)

                                INDEX TO EXHIBITS

 27       Financial Data Schedule

