Form 10KSB
period 2000-06-30
ATPOS COM INC
filed 2000-09-28
CIK 893855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission File Number 0-23152

                                 @POS.com, Inc.
                 (Name of small business issuer in its charter)

                   DELAWARE                              33-0253408
                   --------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

               3051 NORTH FIRST STREET, SAN JOSE, CALIFORNIA 95134
               ___________________________________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $8,099,524

The aggregate market value of the common stock held by non-affiliates computed based on the average bid and asked closing price of the Registrant's Common Stock on August 30, 2000 was approximately $6,224,000. As of August 30, 2000, there were approximately 4,583,000 shares of the Registrant's common stock, par value $.001 per share, outstanding.

Documents incorporated by reference (to the extent indicated herein): Items 9, 10, 11 and 12 of Part III incorporated by reference information from registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2000 Annual Meeting of Stockholders to be held December 8, 2000.

Transitional Small Business Disclosure Format  [ ] Yes   [x] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT @POS.COM'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY @POS.COM'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED BELOW, THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AS WELL AS IN THE EXTENT TO WHICH THE POS DEVICE MARKET ACCEPTS OUR PRODUCTS, OUR ABILITY TO DEVELOP NEW PRODUCTS IN LIGHT OF TECHNOLOGICAL ADVANCEMENTS IN THE INDUSTRY, OUR DEPENDENCE ON LARGE CUSTOMERS AND COMPONENT MANUFACTURERS AND SUPPLIERS, UNCERTAINTIES ASSOCIATED WITH CHANGES IN PATENT LAWS, AND THE RISKS SET FORTH BELOW UNDER ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION."

PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS ENTITLED "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO, OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES IN WHICH ANY SUCH STATEMENT IS BASED. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

MobiNetix Systems, Inc., a Delaware corporation, was incorporated in 1992 and, effective June 29, 1999, changed its name to @POS.com, Inc. ("@POS.com" or "the Company"). The Company has developed technologies that allow merchants to web-enable the point-of-sale ("POS") environment. By web-enabling POS transaction terminals, the Company's customers can or expect to be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services. The Company intends to further develop this technology to allow merchants to create and maintain web-based relationships with customers. The Company changed its name to @POS.com, Inc., in order to establish a brand image that is consistent with its business strategy and overall corporate re-branding and marketing strategies.

The Company's wholly owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. PenWare previously developed, sold and licensed products such as the PenWare 1100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @pos.com.

In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd, a then 100% owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and use human resources available in software development in the Asian Pacific countries.

In January 2000, the Company split into two business entities and announced the formation of a wholly owned subsidiary, ReceiptCity.com, Inc. ("ReceiptCity"). The strategic spin-off allows ReceiptCity to focus on its own business model and product development, and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. ReceiptCity provides merchants and consumers with a Web portal for secured electronic receipt storage and retrieval and presents personalized e-messages online and at the POS.

Upon the completion of the separation, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and some intellectual property, including 12 patents, to ReceiptCity. Employee resources were also split between the two companies.

As of June 30, 2000, @POS.com owned approximately 86% of ReceiptCity's Common Stock. Subsequent to June 30, 2000, ReceiptCity issued Series B Convertible Preferred Stock in a private offering reducing @POS.com's ownership to approximately 46% (31% after reflecting the exercise of all options and warrants). See Note 11 Subsequent Event to the Financial Statements.

BUSINESS OF THE COMPANY

PRODUCTS AND SERVICES: The Company's product family includes the iPOS TC, a web-based transaction-processing terminal with an interactive marketing message-display functionality. The iPOS 3100 can be used for signature capture and personal identification number input, as well as promotion message and line item display. In addition, the Company produces the PenWare1500, a signature capture device that has helped to extend the useful life of retailer's front-end legacy systems. Although the Company will no longer produce these products directly, it has licensed the devices based on the @POS.com technology and may generate revenues from consulting services provided to the licensee partners for product development and differentiation.


RECEIPTCITY. ReceiptCity e-Services infrastructure gives "bricks and mortar" merchants a means to improve their understanding of shoppers, achieve real-time intimacy with shoppers, and to compete at Internet speed. At the data center, ReceiptCity hosts' POS data, allows shopper registration, and responds in real-time with targeted advertisements and special offers. Retailers benefit from ReceiptCity's electronic receipt storage retrieval system by reducing their dependence on paper receipts, improving operational efficiency, and accessing valuable marketing information available in receipts. ReceiptCity provides services to make shopper receipts accessible from a merchant's Web site, which can increase Web traffic, resulting in opportunities to up-sell and cross-sell by utilizing ReceiptCity's online services and one-to-one marketing. ReceiptCity expects to collect software license fees through @POS.com from manufacturers of Web-based payment terminals or kiosks that license ReceiptCity software.

CUSTOMER BASE: During fiscal 2000, the Company's three largest customers for direct shipments of products were IBM, American Express and Direct Source, Inc., which combined for approximately 58% of the Company's net revenues. During fiscal 1999, the Company's three largest customers were IBM, Federated Department Stores, Inc., and Direct Source, Inc., which represented approximately 76% of the Company's net revenues. In addition to direct sales of products, the Company realized $617,000 in license revenues during fiscal 2000 from its channel partners, including $581,000 from Hand Held Products, a Welch Allyn affiliate ("HHP-Welch Allyn").

As the Company fully implements its new business model, it anticipates its revenue base to become more and more dependent on license fees derived from its strategic partners (namely HHP-Welch Allyn, VeriFone, a division of Hewlett-Packard Company ("HP Verifone"), and IVI Checkmate). Cancellation of orders from any of these channel partners' customers, termination of licensing agreements, inability to obtain new partners as well as inability to assist its partners in successfully developing new markets for its products could adversely impact the Company's financial condition and results of operations.

MARKET STRATEGIES: In January 2000, the Company entered into licensing agreements with HHP-Welch Allyn and HP-VeriFone. On May 9, 2000, the Company entered into an additional licensing agreement with IVI Checkmate. Under these contracts, @POS.com receives prepaid fees and royalty payments. The licensees are entitled to manufacture the devices under their private label, and sell and support the Internet-based payment solution and the secured electronic signature capture terminal based on @POS.com technology. While continuing to develop strategic relationships with companies such as HP-Verifone, IVI Checkmate and HHP-Welch Allyn, the Company intends to focus on developing and licensing future secure interactive technology for the POS and point-of-presence ("Pop").

COMPETITION: Competition in the e-transaction market is increasing. The Company competes with a number of other companies, including Hypercom. Some of the competitors have greater financial, technical, and marketing resources than the Company. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control. These factors include product pricing, quality and performance, success in developing new products, effectiveness of sales and marketing resources and strategies, strategic relationships with business partners, system integrators, value-added retailers and major accounts, availability of components for its licensed products, timing of new product introductions by the Company and its competitors, general market and economic conditions, and government actions throughout the world. Management believes it competes favorably with respect to these factors.

PATENTS: The Company depends to a great extent on certain technologies underlying its products. It has received patents and has applied for patents in seeking protection for its intellectual property. The Company relies primarily on trade secrets for protection of its intellectual property and, in certain cases, exclusive licensing agreements. The Company previously filed applications for 12 patents, which it transferred to ReceiptCity. While the Company is seeking certain patent or other similar protection, there is no assurance that it will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The electronics and software industries are characterized by frequent litigation regarding patent and other intellectual property rights, and litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims.

EMPLOYEES. As of June 30, 2000, the Company, through PenWare, ReceiptCity and MobiNetix Systems (Pvt) Ltd. in Sri Lanka, employed 119 full time or part time employees.

RESEARCH AND DEVELOPMENT: The Company spent $6.8 million and $4.3 million on research and development in fiscal 2000 and 1999, respectively.

ITEM 2.  PROPERTIES

The Company's operations, including engineering, administration and other internal functions, are based in a 23,000 square foot facility in San Jose, California. The Company entered into a six-year lease agreement for this facility in August 1999.

The Company out-sources its manufacturing and repair work to independent companies in Fremont and Sunnyvale, California.

The Company also leases a 5,000 square foot facility in Sri Lanka to house its software development center.

The Company does not currently own any real property.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and during the periods covered by this report, was not, involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company was traded on the OTC Bulletin Board under the symbol NETX, from January 1997 to July 1999. In July 1999, the Company's stock symbol was changed to EPOS in association with the change of the name of the Company to @POS.com, Inc. The Common Stock continues to be traded on the OTC Bulletin Board under the new symbol.

The following table sets forth market prices for the Company's Common Stock. The table reflects the high and low bid prices for the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated.

                                   HIGH      LOW
                                   ----      ---
1999
   First Quarter                 $ 5.25     $3.25
   Second Quarter                  3.38      1.63
   Third Quarter                   4.56      3.00
   Fourth Quarter                 12.00      2.81

2000
   First Quarter                   7.00      2.62
   Second Quarter                  3.03      1.31
   Third Quarter                   7.03      2.12
   Fourth Quarter                  6.38      2.59

The quotations set forth above reflect market prices between dealers, without retail mark-up, markdown, or commission and may not represent actual transactions. As of June 30, 2000, the Company's Common Stock was held by approximately 1500 stockholders of record.

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund business growth and development.

In June 1998, the Company received $6,875,000 from the issuance of shares of the Company's Series D Preferred Stock to Welch Allyn, Inc. This issuance was made pursuant to or Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

On March 31, 2000, @POS.com received $3.059 million from the subscription of shares of the Company's Common Stock. On May 12, 2000, the Company issued 683,333 shares of @POS.com Common Stock to certain officers and directors of the Company and U.S. Venture L.P. pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition to the private placement of shares of the Company's Stock, @POS.com also received proceeds from exercises of employee stock options and warrants.

During fiscal 2000, the Company issued warrants to purchase Common Stock in connection with certain business transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended as follows:

In December 1999, the Company issued to American Express a warrant to purchase a total of 400,000 shares of the Company's Common Stock in connection with American Express' order for units of iPOS TC. The warrant is exercisable in four equal blocks of 100,000 shares for specified exercise dates from February 15, 2000 through August 15, 2001. The warrant was valued at $416,196 based on a Black-Scholes method of calculation, and this amount is amortized as a sales discount as shipments are made under the agreement. As of June 30, 2000, American Express had not exercised the warrant.

On January 27, 2000, the Company issued warrants to purchase 133,000 shares of the Company's Common Stock to Imperial Credit Corporation in connection with the establishment of a bridge loan. The fair value of the warrants, as calculated under the Black-Scholes method, was approximately $497,000. The Company recorded this amount as a charge to interest expense on the date of the repayment of the bridge loan on March 16, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Consolidated Financial Statements, including the notes thereto. When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's and ReceiptCity's mix of licensing and other revenues, expenditure levels, timing of product introductions, cash flows, adequacy of capital resources and growth in operations, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and warranties include, but are not limited to, those risks discussed below, as well as the risks set forth below under Item 6, "Factors that May Affect the Company's Business, Operating Results and Financial Condition." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto, or any change in events, conditions or circumstances in which any such statement is based.

OPERATING RESULTS

Revenues during fiscal 2000 were $8.1 million, down 64% from $22.3 million in fiscal 1999. The decrease was mainly attributable to a change in the Company's business model which was implemented during the third quarter of fiscal 2000. Prior to that time, the Company's revenues was derived almost exclusively from the manufacture, distribution and sale of its interactive electronic transaction terminals directly to retail customers. In January 2000, the Company entered into initial manufacturing license and distribution agreements as part of a sales and marketing strategy to expand the presence of its product line. At the same time, it split its sales force in conjunction with the formation of ReceiptCity. Management believes that these events and subsequent activities relating to the transition of the Company's business significantly reduced the sales effort during the second half of fiscal 2000. Revenues during fiscal 2000 included $617,000 from product licensing compared to $119,000 during fiscal 1999. The Company believes that revenues from licensing fees are expected to constitute an increasing percentage of the Company's revenues in future periods.

Gross margin for fiscal 2000 was 33% compared to 46% in fiscal 1999. The decrease was partly due to higher component costs. The margins for fiscal 2000 were also negatively impacted by an increase in inventory reserves and the effect of higher volume sales discounts given to certain customers. Inventory reserves charged to cost of revenues amounted to $386,000 as management chose to discontinue manufacturing some products, thus reducing the net realizable value of some inventories. In addition, discounts were given to certain customers in return for their signing up for future e-commerce service offerings by the Company.

Operating expenses totaled $15.2 million during fiscal 2000, an increase of $5.4 million or 56% from fiscal 1999. The higher expenses primarily reflect the impact of increases in research and development and administrative personnel relating to developing the infrastructure of ReceiptCity, 86% of the Common Stock of which was held by the Company as of June 30, 2000. ReceiptCity accounted for $4.0 million or 26% of the total consolidated operating expenses during fiscal 2000.

Selling, general and administrative expenses increased to $8.3 million in fiscal 2000 from $5.4 million in fiscal 1999, an increase of 54%. In addition to higher personnel expenses incurred to support business development and the expenses relating to ReceiptCity, expenses for legal and other outside professional consultants also increased significantly during fiscal 2000. Increased spending has been focused on the Company's expanding internet business initiatives along with the establishment of ReceiptCity. The Company increased its spending on activities designed to establish and support its channels and product marketing groups, and to create market awareness of its e-commerce business and a brand identity that is consistent with its business strategy.

Research and development expenses increased 58% to $6.8 million in fiscal 2000 from $4.3 million in fiscal 1999. Of the total R&D expense, approximately $2.0 million was attributable to ReceiptCity. The increase in research and development expense is primarily attributable to increases in personnel, particularly key engineering talent. Expenses for technology consulting, materials and non-recurring engineering activities also increased significantly. The research activities of both @POS.com and ReceiptCity were focused primarily on the development of the advanced iPOS TC web-enabling technology and related internet services.

Interest expense and other non-operating expenses, net of interest income, totaled $678,000 in fiscal 2000 compared to income of $114,000 in fiscal 1999. The change was mainly attributable to the issuance of warrants in January 2000 to Imperial Credit Corporation to purchase 133,000 shares of the Company's common stock in connection with the establishment of a bridge loan. Using the Black-Scholes method of valuation, the warrants were valued at $497,000 and was recorded as a charge to interest expense by the Company on the date of the repayment of the loan. In addition, interest paid in cash during fiscal 2000 amounted to $257,000 compared to $47,000 in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, the Company's operating activities consumed approximately $5.4 million compared to $4.4 million in fiscal 1999. Net loss from operations (including Minority Interest's share), after adjustments to reflect the impact of non-cash charges, together with the reduction of accounts payable and prepaid expenses, reduced cash by approximately $13.3 million. This outflow was partly offset by cash inflow of $7.9 million from the collection of account receivables, reduction in inventories, increase in accrued liabilities and receipt of deferred revenues from customer prepayments.

Cash used for investment activities for fiscal 2000 consisted primarily of purchases of property, plant and equipment totaling $890,000, the investment in a $125,000 time certificate of deposit required to secure a letter of credit with Imperial Bank, and partly offset by $139,000 received from the disposal of equipment.

The Company and ReceiptCity financed their operations and capital expenditures primarily from proceeds of a bridge loan and note payable from a commercial bank and from the proceeds of private placements of both companies' common and preferred stock.

The Company obtained short-term loans from its commercial bank as a temporary measure pending receipt of proceeds from private placements of common and preferred stock. In January 2000, @POS.com obtained a $2.0 million bridge loan for the purpose of paying down its bank line of credit. This loan was subsequently repaid in March 2000 from the proceeds of common stock subscriptions discussed below. In May 2000, ReceiptCity entered into a loan agreement with a bank under which it could borrow up to $2.0 million at prime interest rate plus 3.0% (a total of 12.5% at June 30, 2000). The loan was collateralized by substantially all of ReceiptCity's tangible and intangible assets. The loan had a balance of $2.0 million at June 30, 2000 and was subsequently repaid in August 2000 (see Notes 7 and 10 to Consolidated Financial Statements under Part II, Item 7 of this report).

The Company also obtained funding from the sale of preferred and common stock to investors in private placements. In January 2000, ReceiptCity received approximately $2.7 million for the sale of shares of Series A preferred stock (convertible into 938,383 shares of its common stock). In March 2000, @POS.com received $3.1 million from the subscription of 683,333 shares of its common stock which were subsequently issued in May 2000, along with warrants to purchase 1,161,667 shares of ReceiptCity common stock currently held by @POS.com. Both companies also received funds from the exercise of employee stock options and warrants.

As described in Note 10 to Consolidated Financial Statements included in Part II, Item 7 of this filing, ReceiptCity received $16.45 million in August 2000 from the issuance of approximately 8.4 million shares of its Series B convertible preferred stock. As a result of this financing the ownership of ReceiptCity by @POS decreased to 46% (31% after reflecting the exercise of all options and warrants). ReceiptCity is no longer a subsidiary of @POS.

The Company believes that current cash, investment, and future cash flows will be sufficient to support its current operating needs through June 30, 2001 based on the current operations and its projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and projected spending requirements, explore alternative financing solutions, or look for new strategic partners.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-KSB, investors evaluating the Company and its business should carefully consider the following factors that may have a significant impact on the Company's business, operating results and financial condition. The factors set forth below and elsewhere in this Form

10-KSB could cause actual results to differ materially from any forward-looking statements. These risk factors include but are not limited to the following:

LIMITED LIQUIDITY RESOURCES. The Company continues to pursue other debt or equity transactions that could provide additional financing for future expansion. However, there is no assurance that additional funding will be obtained. If the Company is unsuccessful in raising additional capital, alternative sources of financing may be sought at significantly less favorable terms, if at all.

UNPREDICTABLE AND FLUCTUATING OPERATING RESULTS. The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

HIGHLY COMPETITIVE MARKETS AND RAPIDLY DEVELOPING AND CHANGING TECHNOLOGIES AND MARKET CONDITIONS. The POS device market is constantly changing. These changes include, among others: rapid technological advances; evolving industry standards in electronic fund transfer and point-of-sale products; changes in customer requirements; and frequent new product introductions and enhancements. The Company may not successfully keep up with the new products and technological advances. If the Company is not able to develop and market new products and product enhancements that achieve market acceptance on a timely and cost effective basis, it could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCY ON LARGE CUSTOMERS. The Company currently relies upon a few large retail customers and three main strategic partners for a significant percentage of its revenues. While the Company continues in its efforts to expand its customer base, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

CLAIMS OF INFRINGEMENT ON OTHERS' PROPRIETARY RIGHTS. The Company can not prevent someone else from asserting a claim against the Company for violating their technology rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action. The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to enforce any patents the Company may receive and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and the Company may not prevail in any litigation. Any such litigation could be costly, could harm the Company's reputation and could divert the efforts and attention of its management and technical personnel from normal business operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights and other intellectual property, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, or practicing its technology, including making, using or selling its products, any or all of which could harm the Company's business.

SINGLE COMPONENT MANUFACTURER/SUPPLIERS. The Company depends on other manufacturers and suppliers for some of its products and certain components used in its products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from single supplier. The failure to obtain these products or components in sufficient quantity and in a timely manner could adversely affect the Company.

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. The Company's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on the company's business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENT


                                 @POS.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              10

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000, AND 1999              11

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
    YEARS ENDED JUNE 30, 2000, AND 1999                               12

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE YEARS ENDED JUNE 30, 2000, AND 1999                       13

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
    ENDED JUNE 30, 2000, AND 1999                                     14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To @POS.com, Inc.:

We have audited the accompanying consolidated balance sheets of @POS.com, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of @POS.com, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                          ARTHUR ANDERSEN LLP

San Jose, California
August 25, 2000

                                 @POS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                          AS OF JUNE 30, 2000 AND 1999

ASSETS
                                                                                               June 30, 2000      June 30, 1999
                                                                                              ---------------    ---------------
Current assets:
  Cash and equivalents                                                                        $  2,891,692        $  2,174,854
  Accounts receivable (net of allowance
    for bad debts of $50,116 at 6/30/00
    and $218,262 at 6/30/99)                                                                       771,597           6,253,113
  Inventories                                                                                      140,559           1,580,394
  Prepaid expenses and other current
    assets                                                                                         445,742             222,792
                                                                                              ------------        ------------
          Total current assets                                                                   4,249,590          10,231,153
                                                                                              ------------        ------------
Property and equipment                                                                           2,617,648           1,843,422
  Less:  Accumulated depreciation                                                               (1,207,695)           (562,989)
                                                                                              ------------        ------------

Property and equipment, net                                                                      1,409,953           1,280,433
                                                                                              ------------        ------------
Other long-term asset                                                                              125,000                   -
                                                                                              ------------        ------------
          Total assets                                                                        $  5,784,543        $ 11,511,586
                                                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $    440,220        $  2,077,114
  Notes payable                                                                                  2,000,000             800,000
  Bank Overdraft                                                                                    73,386             630,483
  Accrued liabilities                                                                              595,004             584,521
  Capital lease obligations, current                                                               175,308             121,524
  Deferred revenues                                                                                721,120                   -
  Other current liabilities                                                                        267,475                   -
                                                                                              ------------        ------------
          Total current liabilities                                                              4,272,513           4,213,642
                                                                                              ------------        ------------
Capital lease obligations, non-current                                                             675,258             613,463
                                                                                              ------------        ------------
Total Liabilities                                                                                4,947,771           4,827,105
Minority Interest                                                                                2,196,187                   -
Shareholders' equity:
   Series B Convertible Preferred Stock, par value $0.001, 882,353 shares authorized; liquidation preference of $7,5000,000; Issued and outstanding
      461,220 shares in 2000, 662,337 shares in 1999
                                                                                                       461                 662
   Series C Convertible Preferred Stock, par value $0.001, 28,125 shares authorized; liquidation preference of $2,250,000; Shares
      issued and outstanding, none in 2000, 28,125 in 1999                                               -                  28

  Series D Convertible Preferred Stock, par value $0.001; Liquidation preference of $7,000,000; 1,273,149 shares authorized, issued and
      outstanding in 2000 and 1999                                                                   1,273               1,273
   Common stock, par value $0.001; 12,000,000 shares authorized; Shares issued and outstanding, 4,574,821 in 2000 and 2,019,069 in 1999
                                                                                                     4,575               2,019
  Additional paid-in capital                                                                    19,754,208          15,126,410
  Accumulated deficit                                                                          (21,119,932)         (8,445,911)
                                                                                              ------------        ------------
          Total stockholders' equity (deficit)                                                  (1,359,415)          6,684,481
                                                                                              ------------        ------------
          Total liabilities and stockholders' equity                                          $  5,784,543        $ 11,511,586
                                                                                              ============        ============

The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999


                                                         2000            1999
                                                         ----            ----

Revenues                                            $  8,099,524    $ 22,321,275
Cost of revenues                                       5,421,350      12,095,152
                                                    ------------    ------------

Gross profit                                           2,678,174      10,226,123
                                                    ------------    ------------

Operating expenses:
   Selling, general and administrative                 8,324,558       5,408,534
   Research and development                            6,833,051       4,320,247
                                                    ------------    ------------

      Total operating expenses                        15,157,609       9,728,781
                                                    ------------    ------------

Operating income (loss)                              (12,479,435)        497,342

Interest expenses and other                             (766,777)        (82,659)
Interest income                                           89,129         197,075
                                                    ------------    ------------

Income (loss) before income taxes                    (13,157,083)        611,758
Provision for income taxes                                     -         (45,553)
Minority Interest share in subsidiary loss               483,062               -
                                                    ------------    ------------

      Net income (loss)                             $(12,674,021)   $    566,205
                                                    ============    ============

Net income (loss) per share - Basic                 $      (3.84)   $       0.29

Net income (loss) per share - Diluted               $      (3.84)   $       0.09

Weighted average shares outstanding:
    Basic                                              3,296,266       1,940,774
    Diluted                                            3,296,266       6,235,605



The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999


                                         SERIES B            SERIES C           SERIES D
                                       PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK
                                      SHARES    AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT
                                      ------    ------    ------   ------    ------    ------

 BALANCE AS OF JUNE 30,              736,756      736    28,125       28  1,273,149    1,273
 1998

 CONVERSIONS OF SERIES
 B PREFERRED STOCK                    (74,419)    (74)         -        -          -        -

 ISSUANCE OF COMMON
 STOCK PURCHASE WARRANTS                    -        -         -        -          -        -
 OPTIONS EXERCISED                          -        -         -        -          -        -
 NET INCOME                                 -        -         -        -          -        -
                                    ---------  -------  --------  -------  ---------  -------
 BALANCE AS OF JUNE 30,               662,337      662    28,125       28  1,273,149    1,273
 1999

 ISSUANCE OF COMMON
 STOCK TO INVESTORS                         -        -         -        -          -        -

 CONVERSIONS OF SERIES
 B & C PREFERRED STOCK               (201,117)    (201)  (28,125)     (28)         -        -

 ISSUANCE OF COMMON
 STOCK PURCHASE WARRANTS                    -        -         -        -          -        -
 OPTIONS EXERCISED                          -        -         -        -          -        -
 NET LOSS                                   -        -         -        -          -        -
                                    ---------  -------  --------  -------  ---------  -------

 BALANCE AS OF JUNE 30,               461,220     $461         -       $-  1,273,149   $1,273
 2000                               =========  =======  ========  ======-  =========  =======


                                                           ADDITIONAL                        TOTAL
                                         COMMON STOCK       PAID IN      ACCUMULATED     STOCK-HOLDER'S
                                       SHARES    AMOUNT     CAPITAL        DEFICIT        EQUITY (DEFICIT)
                                       ------    ------     -------        -------        ----------------
 BALANCE AS OF JUNE 30,               1,868,925   $1,869   $14,950,443    $(9,012,116)      $5,942,233
 1998

 CONVERSIONS OF SERIES
 B PREFERRED STOCK                      148,838      149           (75)              -               -

 ISSUANCE OF COMMON
 STOCK PURCHASE WARRANTS                      -        -       176,040               -         176,040
 OPTIONS EXERCISED                        1,306        1             3               -               3
 NET INCOME                                   -        -             -         566,205         566,205
                                      ---------  -------   -----------   -------------      ----------
 BALANCE AS OF JUNE 30,               2,019,069    2,019    15,126,410     (8,445,911)       6,684,481
 1999

 ISSUANCE OF COMMON
 STOCK TO INVESTORS                     683,333      683     3,058,317               -       3,059,000

 CONVERSIONS OF SERIES
 B & C PREFERRED STOCK               (1,555,766    1,556       (1,327)               -               -

 ISSUANCE OF COMMON
 STOCK PURCHASE WARRANTS                      -        -       949,618               -         949,618
 OPTIONS EXERCISED                      316,653      317       621,190               -         621,506
 NET LOSS                                     -        -             -    (12,674,021)     (12,674,021)
                                      ---------  -------   -----------   -------------     -----------
 BALANCE AS OF JUNE 30,               4,574,821   $4,575   $19,754,208   $(21,119,932)     $(1,359,415)
 2000                                 =========  =======   ===========   ============      ===========



The accompanying notes are an integral part of these financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999


                                                                                      2000                    1999
                                                                                      ----                    ----
Cash flows from operating activities:
Net income/(loss)                                                                $(12,674,021)           $   566,205
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
    Depreciation and amortization                                                     693,713                207,027
    Provision for bad debts                                                            33,992                155,899
    Issuance of Common Stock Purchase Warrants                                        949,618                176,040
    Loss on disposal of equipment                                                      14,791                      -
    Minority interest share in subsidiary losses                                     (483,062)                     -
Changes in operating assets and liabilities:
    Accounts receivable                                                             5,447,524             (5,747,516)
    Inventories                                                                     1,439,835                962,972
    Prepaid expenses and other current assets                                        (222,950)                (1,430)
    Accounts payable                                                               (1,563,508)              (194,599)
    Accrued liabilities                                                               270,957                669,954
    Deferred revenues                                                                 721,120             (1,152,450)
                                                                                 ------------            -----------
       Net cash used in operating activities                                       (5,371,991)            (4,357,898)
                                                                                 ------------            -----------

Cash flows from investing activities:
Investment in Long-term CD                                                           (125,000)                     -
Purchases of property and equipment                                                  (890,062)              (442,954)
Disposal of property and equipment                                                    139,717                      -

                                                                                 ------------            -----------
Net cash used in investing activities                                                (875,345)              (442,954)
                                                                                 ------------            -----------

Cash flows from financing activities:
     Borrowings                                                                     5,280,276                800,000
     Repayments                                                                    (4,595,180)              (290,195)
     Proceeds from issuance of Common Stock                                         3,609,131                      3
     Proceeds from issuance of ReceiptCity Preferred and Common
         Stocks                                                                     2,669,948                      -
                                                                                 ------------            -----------

Net cash provided by financing activities                                           6,964,175                509,808
                                                                                 ------------            -----------

Net increase/(decrease) in cash                                                       716,838             (4,291,044)

Cash and cash equivalents at beginning of year                                      2,174,854              6,465,898
                                                                                 ------------            -----------

Cash and cash equivalents at end of year                                         $  2,891,692            $ 2,174,854
                                                                                 ============            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for income taxes                                                              -                 45,553
    Cash paid for interest                                                            257,094                 47,298
    Non-cash investing and financing activities:
      Capital equipment leases                                                              -                734,988
      Conversion of Series B Preferred to Common                                            -                     74
      Issuance of Subsidiary common stock                                               6,125


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION AND OPERATIONS

@POS.com, Inc., formerly known as MobiNetix Systems, Inc. ("@POS.com" or the "Company"),is a Delaware Corporation. The Company develops certain technologies that allow merchants to web-enable at the point-of-sale ("POS") environment. By web-enabling POS transaction terminals, the Company's customers will be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other valuable one-to-one marketing services.

The Company's wholly owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. It develops, sells and licenses products such as the PenWare 1100 and the PenWare 1500 signature capture devices, the PenWare 3100, an interactive point-of-transaction terminal for paperless environments and the interactive point-of-sale Transaction Computer ("iPOS TC") the first Web-enabled, interactive POS transaction computer for the retail industry.

In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd, a then 100% owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and use the human resources available in software development in the Asian Pacific countries.

In January 2000, the Company split into two business entities and announced the formation of a wholly owned subsidiary, ReceiptCity.com, Inc. ("ReceiptCity"). The strategic spin-off allows ReceiptCity to focus on its own business model and product development, and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. ReceiptCity provides merchants and consumers with a Web portal for secured electronic receipt storage and retrieval and presents personalized e-messages online at the POS.

Upon the completion of the separation, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and elements of intellectual property, including 12 patents, to ReceiptCity. Employee resources were also split between the two companies. Each business entity seeks to work with strategic partners to expand the market for web-enabled POS products and services, and to deliver increasingly valuable services to retailers.

As of June 30, 2000, @POS.com owned approximately 86% of ReceiptCity's common stock. The Company believes that current cash, investments, and future cash flows will be sufficient to support its current operating needs through June 30, 2001 based on the current operations and its projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and projected spending requirements, explore alternative financing solutions, or look for new strategic partners.

The Company is subject to a number of risks common to companies at a similar stage of development. This includes the need to obtain adequate financing, competition from firms that have greater financial resources than the Company, reliance on channel partners and contract manufacturers and a history of operating losses.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements are prepared in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and ReceiptCity. All inter-company accounts and transactions have been eliminated. The minority ownership in the voting shares of ReceiptCity is separately shown on the Company's balance sheet as Minority Interest.

CASH AND CASH EQUIVALENTS

For purpose of the statement of cash flow, the Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2000 consisted principally of money market accounts.

REVENUE RECOGNITION

Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided for upon shipment. Software product revenues are recognized when the related products are shipped, provided there are no significant post-delivery obligations, payment is probable, and payment is due within one year in accordance with SOP 97-2 Software Revenue Recognition. Payments received from customers for which the related products have not been shipped are recorded as deferred revenues until shipped. Revenue from services is generally recognized as the services are performed. The Company licenses its software to original equipment manufacturers ("OEMs") and channel partners under the terms of its development and licensing agreements. Royalty revenues derived from sales of products by OEMs and channel partners to end-users are recognized when the OEM advises the Company that the products have been shipped to the customers.

Cost of revenues for hardware sales consists mainly of purchased electronic components and contract assembly labor.

RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. As of June 30, 2000 and 1999, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

INVENTORIES

Inventories are carried at the lower of cost or market, as determined on a first-in, first-out basis. As of the dates indicated, the Company's inventories were as follows:

                             June 30, 2000       June 30, 1999
                               ---------          -----------
Raw materials                  $ 439,390          $ 1,394,265
Work in process                        -              253,197
Finished goods                    58,070                    -
Inventory reserve               (356,901)             (67,068)
                               ---------          -----------
                   Total       $ 140,559          $ 1,580,394
                               =========          ===========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. As of the dates indicated, the Company's property and equipment were as follows:

                                                  June 20, 2000     June 30, 1999
                                                  -------------     -------------
Office equipment                                   $   312,053      $   346,775
Engineering and production
  equipment                                            298,241          291,403
Computer equipment and
  software                                           1,732,235        1,085,523
Furniture and fixtures                                  53,316           31,048
Leasehold improvement                                  221,803           88,673
                                                   -----------      -----------
Subtotal                                             2,617,648        1,843,422
Less Accumulated depreciation                       (1,207,695)        (562,989)
                                                   -----------      -----------
                                  Total            $ 1,409,953      $ 1,280,433
                                                   ===========      ===========

COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the years ended June 30, 2000 and 1999, the Company's comprehensive income was equal to the net income or loss for each of the two years respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30, 2000 and 1999 as follows:

                                                          Year ended June 30
                                                       -------------------------
                                                         2000            1999
                                                       -------------------------
Numerator for basic and diluted earnings per share -
net income/(loss)                                    $(12,674,021)    $  566,205
                                                     ------------     ----------
Denominator for basic earnings per share -
   weighted average Common shares                       3,296,266      1,940,774
Effect of dilutive securities
   Series B Preferred Stock                                     -      1,444,388
   Series C Preferred Stock                                     -      1,150,307
   Series D Preferred Stock                                     -      1,273,149
   Employee stock options and
   warrants                                                     -        446,845
                                                     ------------     ----------
Denominator for diluted earnings per share

   adjusted weighted average shares                     3,296,266      6,235,605
                                                     ------------     ----------
Income/(loss) per share
   Basic                                                   $(3.84)       $  0.29
   Diluted                                                 $(3.84)       $  0.09
Potentially dilutive securities excluded from
  computations as the effect would be
   antidilutive                                         3,513,286            -

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

MINORITY INTEREST

During January 2000, ReceiptCity received $2,770,000 for Series A Preferred Stock convertible into 938,983 shares of its $.001 par value common stock. In addition, options for 380,000 common shares, valued at $90,000, were granted to and exercised by a ReceiptCity's advisor and by one of the members of its board of directors. In May 2000, additional 20,416 common shares valued at $6,125 were issued to two ReceiptCity management employees, bringing the total minority shareholdings in ReceiptCity to 1,339,399 equivalent shares of common stock. The net proceeds from this funding amounted to approximately $2,670,000 after incurring issuance costs of approximately $190,000. These issuances correspond to approximately 14% of the subsidiary's common shares, while its parent, @POS.com, Inc. continued to own 8,000,000 shares, or approximately 86% of its total voting shares as of June 30, 2000.

The value of the Minority Interest of $2,196,187, as presented in the accompanying balance sheet, represents the net proceeds of the minority shareholders' investment in ReceiptCity's Series A Preferred Stock, less their share in the subsidiary's loss. The accompanying income statement reflects the minority shareholder's share of $483,062 in the subsidiary's loss during the five and a half month period based on the percentage of their holdings in the subsidiary's total outstanding common stock at June 30, 2000.

SEGMENT INFORMATION

During fiscal 2000, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following information regarding the performance of @POS.com and ReceiptCity is presented for this purpose:

Selected Performance Statistics for the Year Ended June 30, 2000 ($000)

-------------------------------------------------------------------------------------
In $ Thousands                     @POS.com   ReceiptCity  Eliminations  Consolidated
-------------------------------------------------------------------------------------
Revenue                               8,104          450        454        8,100
-------------------------------------------------------------------------------------
Operating Income
(Loss)                               (8,905)      (3,574)         -      (12,479)
-------------------------------------------------------------------------------------
Net Assets                            3,487        2,952       (654)       5,785
-------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

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

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         June 30,
                                                                  2000               1999
                                                             ------------       -----------
Net operating loss carry forwards                            $  9,390,895       $ 4,576,807
Tax credit carry forwards                                       1,191,688           141,538
Deferred revenue                                                        -                 -
Accrued expenses and other                                        538,397           915,121
Capitalized start-up cost                                         779,721
                                                             ------------       -----------
  Gross deferred tax asset                                     11,900,701         5,633,466
Deferred tax liability:
  Valuation allowance                                         (11,900,701)       (5,633,466)
                                                             ------------       -----------
                                                             $          -       $         -
                                                             ============       ===========

A valuation allowance has been established against the deferred tax asset because such asset does not meet the criteria for recognition included in SFAS 109.

As of June 30, 2000, the Company had net operating loss carry forward for Federal and State income tax reporting purposes of about $24.9 million and $11.9 million, respectively. A substantial portion of the Company's net operating loss carryover and tax credit carry forwards are subject to the Section 382 limitation and the Section 383 limitation, respectively, and may not be utilized. The Federal net operating loss and other credit carry forwards expire on various dates through 2020. The state net operating loss carry forward will expire on various dates through 2005.

There is no provision for income taxes due to the fact that Company has suffered a loss in fiscal year 2000.

The provision for income taxes for 1999 consisted of the following:


    Year ended June 30, 1999       Federal             State              Total
                                   -------            -------            -------
    Current                        $27,690            $17,863            $45,553
    Deferred
                                   -------            -------            -------
      Net                          $27,690            $17,863            $45,553
                                   =======            =======            =======

The provision for income taxes differs from the expected tax provision/(benefit) amount computed by applying the statutory Federal income rate of 34% to income
(loss) before taxes for the year ended June 30, 1999 as follows:

                                                          1999
                                                         -------
Federal statutory rate                                     34.0%
State taxes, net of federal benefit                         5.8
Change in valuation allowance                             (32.8)
                                                         ------
                                                            7.0%
                                                         ======

3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and trade receivables. The Company places its cash with high quality financial institutions.

The Company's accounts receivable are concentrated with a few customers primarily in the retail, security identification and field sales/services industries. The Company maintains an allowance for uncollectible accounts based upon expected collectibility of individual customer accounts receivable. The Company does not generally require collateral.

4. PREFERRED STOCK

The Company sold and issued 894,358 shares of Series B Preferred Stock in a series of private placements and bridge loan conversions during fiscal 1996 and 1997. Each share of Series B Preferred Stock is convertible into Common Stock at a rate of 1:2.02864, and is adjustable similar to Series C Preferred Stock. In fiscal year 2000 and 1999, 201,117 and 74,419 shares of Series B Preferred Stock were converted into 405,454 and 148,838 shares of Common Stock, respectively. The Series B Preferred Stock has voting rights equal to an equivalent number of shares of Common Stock into which it is convertible and a liquidation preference of $7.5 million. Dividends for Series B Preferred Stock are non-cumulative and payable upon declaration by the Company's board of directors.

The Company's Series C Preferred Stock is convertible into Common Stock at a rate of 1 to 40.8998, which is adjustable in the event of certain issuances of additional Common Stock, including stock dividends, options, and securities convertible to Common Stock. In fiscal year 2000, 28,125 shares of Series C Preferred Stock were converted into 1,150,312 shares of Common Stock. Series C Preferred Stock had voting rights equal to an equivalent number of shares of Common Stock into which it is convertible and a liquidation preference of $2.25 million. Dividends for Series C Preferred Stock were non-cumulative and payable only upon declaration by the Company's board of directors.

The Company sold and issued 1,273,149 shares of Series D Preferred Stock in a private placement for net proceeds of $6,851,855 in June 1998. Each share of Series D Preferred Stock is convertible into Common Stock at a rate of 1:1 and has voting rights equal to an equivalent number of shares of Common Stock into which it is convertible. The Series D Preferred Stock has a liquidation preference of $7.0 million. Dividends for Series D Preferred Stock are non-cumulative and payable only upon declaration by the Company's board of directors.

On January 26, 2000, ReceiptCity received approximately $2.7 million for the sale of shares of Series A Preferred Stock convertible into 938,983 of ReceiptCity common stock. The net proceeds from this sale are included as Minority Interest in the Balance Sheet.

All series of the Company's Preferred Stock are subject to automatic conversion into Common Stock at the current rate upon (1) the closing of the sale of the Company's Common Stock in an underwritten public offering registered under the Securities Act of 1933 with proceeds greater than $6 million, or (2) by written elections of holders of majority of each Series of Preferred Stock outstanding. Preferred stockholders have voting rights based on the number of shares of Common Stock into which they can be converted.

5. COMMON STOCK

Approximately 1,084,275 shares were issued to management for cash in December 1995 at a price of $0.001 per share. Fifty percent of these shares vested immediately and the remaining shares vest on a 1/48 basis for each month thereafter. As of June 30, 1998, 67,767 shares remain unvested.

As of June 30, 2000, approximately 950,720 Common Stock Purchase Warrants were outstanding. The exercise price of these warrants range from $1.75 to $3.75 per share with an average of $3.42 per share. These warrants can be exercised at various dates through November 2004.

On March 31, 2000, @POS.com received $3.059 million from the subscription of common shares in the Company. On May 12, 2000, the Company issued 683,333 shares of @POS.com common shares and warrants to purchase 1,161,667 shares of ReceiptCity common stock currently held by @POS.com. In addition to the private placement of common shares, @POS.com also received proceeds from exercise of employee stock options and warrants.

During the fiscal 2000, the Company issued Common Stock Purchase Warrants in connection with certain transactions. In December 1999, the Company issued American Express a warrant to purchase a total of 400,000 common shares of @POS.com in connection with their order for units of iPOS TC. The warrant is exercisable in four equal blocks of 100,000 shares for specified exercise dates from February 15, 2000 through August 15, 2001. The warrant was valued at $416,196 based on a Black-Scholes method of calculation. This amount is amortized as a sales discount as shipments are made under the agreement. As of June 30, 2000, American Express had not exercised the warrant.

On January 27, 2000, the Company also issued warrants to purchase 133,000 shares of the Company's Common Stock to Imperial Credit Corporation in connection with the establishment of a bridge loan. The fair value of the warrants, as calculated under the Black-Scholes method, was approximately $497,000. The Company recorded this amount as a charge to interest expense on the date of the repayment of the bridge loan on March 16, 2000.

As of June 30, 2000, the Company had reserved the following shares of authorized but unissued Common Stock:

Conversion of Series B Preferred Stock                                   935,649
Conversion of Series D Preferred Stock                                 1,273,149
Exercise of Common Stock Purchase Warrants                               950,720
Stock options outstanding and remaining to
  be granted under the Stock Plans                                     2,503,072
                                                                       ---------
                                          Total shares reserved        5,662,590
                                                                       =========

6. EMPLOYEE STOCK OPTIONS

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


                                               Shares                    Number of                 Average
                                              Available                  Options                 Exercisable
                                              For Grant                 Outstanding                 Price
                                             ----------                 ----------               ----------
Balances, June 30, 1998                         220,875                  1,150,266                 $  2.194

Share authorized                              1,450,000                        -                          -

Options granted                                (526,966)                   526,966                 $  3.328

Options exercised                                   -                       (1,306)                $  0.004

Options cancelled                               198,585                   (198,585)                $  2.636
                                             ----------                 ----------                 ----------

Balances, June 30, 1999                       1,342,494                  1,477,341                 $  2.650

Options granted                              (1,256,956)                 1,256,956                 $  3.182

Options exercised                                   -                     (316,653)                $  1.737

Options cancelled                               668,551                   (668,551)                $  3,494
                                             ----------                 ----------                 ----------

Balances, June 30, 2000                         754,089                  1,749,093                 $  2.802
                                             ==========                 ==========                 ==========

As of June 30, 2000, 811,210 options were exercisable at prices ranging from $0.013 to $5.875 per share. All options under the 1992 plan were granted by PenWare and were converted into options to purchase shares of @POS.com. All options granted during fiscal 2000 were made by @POS.com under the 1996 Plan.

The following table summarizes additional information with respect to stock options outstanding as of June 30, 2000:

                       Options outstanding                               Options exercisable
                      -------------------                               ---------------------
                                            Weighted      Weighted      Number of       Weighted
                            Number of       Average        Average       Options         Average
                             Options      Contractual     Exercise     Exercisable     Exercisable
    Exercise Prices        at 6/30/99      Life (yrs)       Price       at 6/30/99        Price
------------------------- -------------- --------------- ------------ --------------- --------------
$0.013 to $0.200                  1,250       5.4            $ 0.200           1,250        $ 0.200
$1.375 to $2.000                454,605       6.8              1.461         405,381          1.412
$2.220 to $3.313                813,590       9.4              2.645         103,978          2.559

$3.375 to $5.000                408,580       8.4              4.112         249,408          4.022
$5.125 TO $5.875                 71,068       8.5              2.802          51,193          5.834
                          -------------                                  -----------
$0.013 to $5.875              1,749,093       8.4            $ 2.802         811,210        $ 2.638
                          =============                                  ===========

The fair value of the grants has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                       Year ended June 30
                                                       2000          1999
                                                       ----          ----
         Risk-free interest rate                       5.5%          6.0%
         Expected dividend yield                         0%            0%
         Expected lives                             5 years       5 years
         Expected volatility                             70%          105%


If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income/(loss) and net income/(loss) per share for the fiscal years ended June 30, 2000 and 1999 would approximate the pro forma disclosures below:


                                   June 30, 2000                        June 30, 1999
                           As reported          Pro forma         As reported       Pro forma
                           ------------       -----------       -------------     ------------
Net income/(loss)         $(12,674,021)       $(13,086,471)          $566,205      $(773,541)
Net income/(loss) per
share                           $(3.84)             $(3.97)             $0.09         $(0.40)

7. NOTE PAYABLE

In May 2000, ReceiptCity entered into a bridge loan agreement with a bank under which the Company could borrow up to $2 million at a rate of prime plus 3% (12.5% at June 30, 2000). The bridge loan was collateralized by substantially all of ReceiptCity's tangible and intangible assets. The outstanding balance as of June 30, 2000 was $2 million, which was repaid in August 2000.

ReceiptCity agreed to grant to the lender a warrant to purchase $250,000 in shares of its Series B mandatorily convertible preferred stock at an initial exercise price equal to the average of the effective per share prices of the Series A and B mandatorily convertible preferred stocks. The Company determined, based on the Black-Scholes pricing model, that the value of this warrant was immaterial; therefore, no expense was recorded.

8. SIGNIFICANT CUSTOMERS

Customers representing more than 10% of total revenues are summarized below for fiscal 2000 and 1999:

                                                   2000         1999
                                                 --------     --------
IBM                                                 19%         11%
Direct Source, Inc.                                 22%         12%
Federated Department Stores, Inc.                    -          53%
American Express                                    17%          -

9.  RELATED PARTY

During fiscal 2000, the Company realized $581,000 in license revenue from Hand Held Product, a Welch Allyn affiliate. A senior executive of the Hand Held products division is a member of the Company's Board of Directors.

10. COMMITMENTS & CONTINGENCIES

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

Year ending June 30,               Operating Lease       Capital Leases
                                   --------------      ----------------
2001                                $   415,710           $  258,381
2002                                    432,342              258,381
2003                                    449,632              258,381
2004                                    467,622              252,135
2005                                    486,320               30,256
                                    -----------           ----------
  Total minimum lease
    Payments                        $ 2,251,626            1,057,534
                                    ===========

Less imputed interest                                       (206,968)
                                                          ----------

Present value of net
  minimum lease payments                                 $   850,566
                                                          ==========

Rent expense was approximately $544,000 and $174,000 for the years ended June 30, 2000 and 1999, respectively.

On May 18, 2000, the Company opened a standby letter of credit with Imperial Credit Corporation for $125,000 to secure a future lease financing contract with a leasing company. The letter of credit is secured by a time certificate of deposit for $125,000 which matures and is automatically renewed every 90 days until all future lease obligations are extinguished. The financing commitment is for a maximum of $250,000 payable in two years and was granted to the Company in connection with its purchase of office cubicles and furniture which were subsequently installed in July 2000.

The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending.

11. SUBSEQUENT EVENT

In August 2000, ReceiptCity had completed a round of financing for its Series B mandatorily convertible Preferred Stock. The net proceeds from the stock offering were approximately $16 million. Proceeds were partly used to pay off ReceiptCity's $2 million bridge loan. The remainder will be used for working capital. With this additional funding, @POS.com's ownership of ReceiptCity was reduced to approximately 46% (31% after reflecting the exercise of all options and warrants). Accordingly @POS.com will no longer consolidate the results of ReceiptCity, but instead will account for its investment in ReceiptCity under the equity method.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in or disagreements with its accountants on accounting and financial disclosure during the period covered by this report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders to be held on December 8, 2000 (the "Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Election of Directors-Compensation of Directors" and "Executive Officers-Executive Compensation" contained in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the captions "Election of Directors-Compensation of Directors" and "Executive Officers-Executive Compensation" contained in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in this exhibit index following this item are filed as part of this Annual Report.

(b) Reports on Form 8-K filed during the three months ended June 30, 2000.
     None.

EXHIBIT
NUMBER     EXHIBIT:
-------    -------
2.1(G)     Agreement and Plan of Reorganization dated June 10, 1996 among
           Penultimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1        Restated Certificate of Incorporation of the Company.

3.2(H)     Certificate of Amendment of Certification of Incorporation.

3.3        By-laws of the Company.

4.1(C)     Specimen certificate for Common Stock of the Company.

4.2(C)     Specimen certificate for Common Stock Purchase Warrants.

4.3(B) Investor Rights Agreement, date April 24, 1998 among the Company and the purchaser of shares of Series D Preferred Stock.

10.1(A)*   1992 Incentive and Statutory Stock Option Plan of the Company.

10.2(A)*   Form of Incentive Stock Option under 1992 Incentive and Statutory
           Stock Option Plan of the Company.

10.3(A)*   Form of Nonstatutory Stock Option under 1992 Incentive and Statutory
           Stock Option Plan of the Company.

10.4(D) Lease agreement for premises located at 500 Oakmead Parkway, Sunnyvale, California, 94086.

10.5(E)*   1996 Stock Option Plan of the Company and related agreements.

10.6(F) Software Development and License Agreement, dated March 16, 1998 between the Company and Federated Department Stores, Inc.

10.7(F)    Systems Acquisition Agreement, dated March 16, 1998, as amended March
           20, 1998 between the Company and Federated Department Stores, Inc.

10.8(F)    Common Stock Purchase Warrant Agreement between the Company and
           Federated Department Stores, Inc.

10.9(B)    Series D Preferred Stock Purchase Agreement between the Company and
           Welch Allyn, Inc. dated April 24, 1998.

10.10(H)   Lease agreement for premises located at 3051 North First Street, San
           Jose, California, 95134.

10.11      Common Stock Purchase Warrant Agreement between the Company and
           American Express.

10.12      Common Stock Purchase Warrant Agreement between the Company and
           Imperial Credit Corporation.

10.13*     Confidential Resignation Agreement and General Release of Claims
           Between the Company and David Licurse dated February 29, 2000.

10.14* Stock and Warrant Purchase Agreement between the Company and the persons listed on Exhibit A thereto dated as of May 12, 2000, and form of Warrant to Purchase Common Stock of ReceiptCity.com, Inc.
           dated May 12, 2000.

21         List of Subsidiaries of the Company.

23         Consent of Arthur Anderson LLP, Independent Public Accountants.

* Indicates management contract or compensatory plan or arrangement. (a) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-67534-LA, as filed with the Commission on August 16, 1993.

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

(f) Incorporated herein by reference to the Company's Report on Form 10-QSB dated May 15, 1998 and filed with the Commission on May 15, 1998.

(g) Incorporated herein by reference to Amendment No. 3 to the Company's Report on Form 8-KSB dated June 10, 1996 and filed with the Commission on June 25, 1996.

(h) Incorporated herein by reference to the Company's Report on Form 10-KSB dated September 29, 1999 and file with the Commission on September 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


@POS.COM, INC.

Date: September 28, 2000      By:  /s/ MICHAEL DORSEY
                                   --------------------------------------------
                                   Michael Dorsey
                                   Acting Chief Executive Officer



Pursuant to the requirements of the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.



Date: September 28, 2000     By:   /s/ MICHAEL DORSEY
                                   --------------------------------------------
                                   Michael Dorsey
                                   Chairman of the Board and Acting Chief
                                   Executive Officer (principal
                                   executive officer)

Date: September 28, 2000     By:   /s/ GARY RUMMELHOFF
                                   --------------------------------------------
                                   Gary Rummelhoff
                                   Chief Financial Officer and Vice
                                   President Operations (principal
                                   accounting officer)

Date: September 28, 2000     By:   /s/ AZIZ VALLIANI
                                   --------------------------------------------
                                   Aziz Valliani
                                   Director

Date: September 28, 2000     By:   /s/ ROBB WILMOT
                                   --------------------------------------------
                                   Robb Wilmot
                                   Director

                             By:
                                   --------------------------------------------
                                   Kevin Jost
                                   Director