Form 10KSB/A
period 2000-06-30
ATPOS COM INC
filed 2000-10-03
CIK 893855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

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

Transitional Small Business Disclosure Format  [ ] Yes   [x] No

@POS.com, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No. 1 to Form 10-KSB, hereby amends and restates Item 13 "Exhibits and Reports on Form 8-K."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in the exhibit index following this item are filed as part of this Annual Report.

(b) Reports on Form 8-K filed during the three months ended June 30, 2000.
     None.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT:
-------    -------
2.1(G)     Agreement and Plan of Reorganization dated June 10, 1996 among
           Penultimate, Inc., PenWare, Inc., and the common and preferred stockholders of PenWare, Inc.

3.1#       Restated Certificate of Incorporation of the Company.

3.2(H)     Certificate of Amendment of Certification of Incorporation.

3.3#       By-laws of the Company.

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

10.7(F)    Systems Acquisition Agreement, dated March 16, 1998, as amended March
           20, 1998 between the Company and Federated Department Stores, Inc.

10.8(F)    Common Stock Purchase Warrant Agreement between the Company and
           Federated Department Stores, Inc.

10.9(B)    Series D Preferred Stock Purchase Agreement between the Company and
           Welch Allyn, Inc. dated April 24, 1998.

10.10(H)   Lease agreement for premises located at 3051 North First Street, San
           Jose, California, 95134.

10.11#     Common Stock Purchase Warrant Agreement between the Company and
           American Express.

10.12#     Common Stock Purchase Warrant Agreement between the Company and
           Imperial Credit Corporation.

10.13*#    Confidential Resignation Agreement and General Release of Claims
           Between the Company and David Licurse dated February 29, 2000.

10.14# Stock and Warrant Purchase Agreement between the Company and the persons listed on Exhibit A thereto dated as of May 12, 2000, and form of Warrant to Purchase Common Stock of ReceiptCity.com, Inc.
           dated May 12, 2000.

21#        List of Subsidiaries of the Company.

23#        Consent of Arthur Anderson LLP, Independent Public Accountants.

27         Financial Data Schedule.

* Indicates management contract or compensatory plan or arrangement.

# Filed previously.

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

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


@POS.COM, INC.

Date: October 3, 2000          By: /s/ MICHAEL DORSEY
                                   --------------------------------------------
                                   Michael Dorsey
                                   Acting Chief Executive Officer