Form 10KSB/A
period 2000-06-30
ATPOS COM INC
filed 2000-10-27
CIK 893855

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (AMENDMENT NO. 2)
(MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                         Commission File Number 0-23152

                                 @POS.COM, INC.
              (Exact name of small business issuer in its charter)

                   DELAWARE                                 33-0253408
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

               3051 NORTH FIRST STREET, SAN JOSE, CALIFORNIA 95134 (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 468-5400

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                         Common Stock Purchase Warrants

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

         The aggregate market value of the common stock held by non-affiliates computed based on the average bid and ask closing price for the registrant's Common Stock on August 30, 2000 was approximately $6,224,000. As of August 30, 2000, there were 4,583,000 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

================================================================================

         @POS.com, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No. 2 to Form 10-KSB, hereby amends and restates Part III, Items 9-13.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the executive officers and directors of the Company as of October 27, 2000.

NAME                       AGE  POSITION

Michael Dorsey(1)........  45   Chairman of the Board and Acting Chief Executive
                                  Officer
Gary Rummelhoff(1).......  45   Chief Financial Officer, Vice President of
                                  Operations and Secretary
James Boyer(1)...........  49   Vice President of Business Development
Llavanya Fernando........  48   Chief Operating Officer
Edward M. Kolasinski.....  42   Director
Aziz Valliani............  46   Director
Robb Wilmot(1)...........  55   Director
_______________
(1) These individuals served in the capacities indicated during the period covered by this report, but the Company has recently determined that they were not elected and/or appointed in accordance with the provisions of the Company's Bylaws. The Company has initiated action to duly elect and/or appoint these or other individuals to the positions indicated.

         MICHAEL DORSEY has been a director of the Company since January 2000, and Chairman and Acting Chief Executive Officer since May 2000 (see Note (1) above). Since April 1999, Mr. Dorsey has been an independent investment banker principally engaged in providing financial advisory services and raising capital for privately held technology-based companies. From April 1998 to March 1999, Mr. Dorsey served as Co-Head and later Head of Technology Investment Banking at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). Prior to joining DLJ, Mr. Dorsey was Head of Technology Investment Banking - North America at UBS Securities from December 1996 to March 1998. From 1991 to December 1996, Mr. Dorsey was an investment banker at Cowen & Co., where his last position was Head of Technology Investment Banking. Mr. Dorsey received a B.A. from Stanford University and an M.B.A. from Yale University.

         GARY RUMMELHOFF has served as the Chief Financial Officer and Vice President of Operations since March 2000 (see Note (1) above). Prior to joining the Company, Mr. Rummelhoff served as acting Chief Financial Officer and Secretary at Advantest America, Inc., a semiconductor equipment manufacturing company, from July, 1998 to March 2000. From November 1993 to July 1998, Mr. Rummelhoff held several senior level finance positions at Software Logistix Corp. (d.b.a. Logistix), a manufacturing services company, including Director of Finance, Director of Business Strategy & Alliance and Corporate Controller. Mr. Rummelhoff received a B.S. in Business Administration from the University of Missouri and an M.B.A. from Southern Methodist University.

         JAMES BOYER has served as Vice President, Business Development since August 2000 (see Note (1) above). Prior to joining the Company, Mr. Boyer served as Director of Global Product Marketing for the DVD division of Zomax, Inc. from January 1999 to August 2000. From March 1993 to December 1998, Mr. Boyer served as Vice President of Kao Infosystems, a software services company. Mr. Boyer received a B.S. in Electrical Engineering from the University of Delaware.

         LLAVANYA FERNANDO has served as Chief Operating Officer since January 2000, Chief Technology Officer from August 1998 to January 2000, and Vice President of Engineering from December 1995 to August 1998. Prior to joining the Company, Mr. Fernando served as vice president of research and development at Inforite Corporation, a hand held device company, from May 1995 to November 1995. From March 1993 until May 1995, Mr Fernando held the position of strategic business development manager at Wyse Technology, a terminal peripherals manufacturing company. Qualified in England, Mr. Fernando received B.S. and M.S. degrees in the field of electronics and systems engineering from the University of Reading.

         EDWARD M. KOLASINSKI has served as a director of the Company since October 2000. Mr. Kolasinksi has served as Vice President, Finance and Chief Financial Officer of Welch Allyn Protocol, Inc., a medical equipment company and a wholly owned subsidiary of Welch Allyn, Inc., since August 2000, at which time Welch Allyn, Inc. acquired Protocol Systems, Inc. From September 1999 to July 2000, Mr. Kolasinski served as Vice President, Finance, Chief Financial Officer and Treasurer of Protocol Systems, Inc., a medical equipment company. From July 1996 to August 1999, Mr. Kolasinski served as President of Pryon Corporation, a medical equipment company, after its acquisition by Protocol Systems, Inc. in July 1996. From 1990 to July 1996, Mr. Kolasinski served as Vice President, Finance and Chief Financial Officer of Pryon Corporation. Mr. Kolasinski received a B.S. in Business Administration from the University of Wisconsin.

         AZIZ VALLIANI has served as a director of the Company since January 1996, and served as the Company's Chief Executive Officer and President from January 1996 until January 2000. Prior to joining the Company, Mr. Valliani served as President and Chief Executive Officer of Inforite Corporation, a hand held device company, from April 1995 to December 1995. Mr. Valliani received a B.S.E.E. from Pratt Institute, Brooklyn, New York.

         ROBB WILMOT has been a director of the Company since December 1999 (see Note (1) above). Prior to becoming a director, Dr. Wilmot provided consulting services for the Company. Dr. Wilmot has served as Chairman at Wilmot Consulting, Inc. since 1994. Dr. Wilmot is a limited partner in five venture funds and chairs the supervisory board of EuroVentures BV, a $400 million venture fund operating in nine European countries. Dr. Wilmot currently serves on the board of directors of the publicly held Com21 and FVC.com, and several privately held companies such as ReceiptCity.com, Inc. Dr. Wilmot has received three honorary doctorates and was named Commander of the British Empire in recognition of returning to profitability the company ICL plc in which he was serving as Chief Executive Officer.

         None of the executive officers or directors of the Company have been involved in any proceedings described in Item 401(d) of Regulation S-B promulgated under the Exchange Act of 1934, as amended.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-KSB those persons who failed to timely file these reports.

         To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations from certain persons that certain of such reports were not required to be filed by such persons, no officer, director or person who owns more than 10% of a registered class of the Company's equity securities failed to file on a timely basis reports required under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2000, except that with respect to the following individuals the Forms noted were not filed for the number of transactions indicated: Mr. Dorsey, a Form 3 upon appointment as a director of the Company (see Note (1) above) and with respect to one transaction, and one Form 4 with respect to three transactions; Mr. Licurse, the Company's former Chief Financial Officer, five Forms 4 with respect to six transactions; Mr. Rummelhoff, a Form 3 upon appointment as an executive officer of the Company (see Note (1) above) and with respect to one transaction, and two Forms 4 with respect to two transactions; Mr. Valliani, four Forms 4 with respect to five transactions; Mr. Fernando, six Forms 4 with respect to six transactions; and Dr. Wilmot, a Form 3 upon appointment as a director of the Company (see Note (1) above) and with respect to one transaction, and 10 Forms 4 with respect to 32 transactions.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the Company's acting Chief Executive Officer, former Chief Executive Officer and each of the Company's other four most highly compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended June 30, 2000, 1999 and 1998.

                                            SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION         LONG TERM COMPENSATION AWARDS
                                                 ------------------------------    -----------------------------
NAME AND PRINCIPAL POSITION          YEAR        SALARY ($)           BONUS ($)   SECURITIES UNDERLYING OPTIONS (#)
---------------------------          ----        ----------           ---------   ---------------------------------

Michael Dorsey                       2000          16,410                   --                 255,000
     Acting Chief Executive
     Officer(1)

Aziz Valliani                        2000          155,729             101,200                 160,000
     Director and Former President   1999          287,500              95,000                  30,000
     and Chief Executive Officer     1998          260,000              40,000                  20,000

David M. Licurse, Sr.                2000          194,015              24,000                  47,966
     Former Chief Business           1999          160,125              40,000                  20,000
     Officer, Acting Chief           1998          145,125              22,500                  24,000
     Financial Officer and Vice
     President of Operations

Llavanya Fernando                    2000          190,053              38,131                 256,824
     Vice President                  1999          173,400              30,000                  17,500
     Chief Technology Officer        1998          158,400              21,500                  12,000

______________
(1) See Note (1) in Item 9 "Directors and Executive Officers of the Registrant--Executive Officers and Directors."

RECENT OPTION GRANTS

         The following tables set forth certain information for the fiscal year ended June 30, 2000 with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

                                              OPTION GRANTS IN FISCAL YEAR 2000
                                                                                         POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF STOCK
                                                                                         PRICE APPRECIATION FOR OPTION
                                                INDIVIDUAL GRANTS                                 TERM ($)(6)
                            ----------------------------------------------------------   -----------------------------
                             NUMBER OF           % OF
                             SECURITIES     TOTAL OPTIONS
                             UNDERLYING       GRANTED TO      EXERCISE
                              OPTIONS        EMPLOYEES IN       PRICE       EXPIRATION
NAME                          GRANTED        FISCAL YEAR      ($/SHARE)        DATE           5%              10%
----                        ------------   ---------------   -----------   ------------  -------------   -------------

Michael Dorsey(1)            255,000 (2)        19.4%           $2.875        5/24/10       $461,058       $1,168,412

Aziz Valliani                 50,000 (3)         3.8             4.500        7/1/09         141,501          358,592
                              50,000 (3)         3.8             5.875        7/9/09         184,738          468,162
                              60,000 (4)         4.6             2.875        5/24/10        108,484          274,921

David M. Licurse, Sr.          9,500 (2)         0.7             4.500        7/1/09          26,885           68,132
                              11,139 (5)         0.8             4.000        9/8/09          28,021           71,011
                              27,327 (2)         2.1             2.375        1/8/10          40,816          103,436

Llavanya Fernando             17,500 (2)         1.3             4.500        7/1/09          49,525          125,507
                              14,324 (5)         1.1             4.000        9/8/09          36,033           91,315
                             225,000 (2)        17.9             2.375        1/8/10         336,066          851,656

__________________
(1) See Note (1) in Item 9 "Directors and Executive Officers of the Registrant--Executive Officers and Directors."
(2) These options have a 10-year term and vest at the rate of 25% per year over a 4-year period.
(3) These options have a 10-year term and were fully vested on May 24, 2000 according to a letter agreement. See "Employment Agreements."
(4)  These options have a 10-year term and vest monthly over 48 months.
(5)  These options have a 10-year term and vest monthly over 18 months.
(6) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved.

                    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                                                         VALUE OF
                                                                              NUMBER OF                 UNEXERCISED
                                                                        SECURITIES UNDERLYING          IN-THE-MONEY
                                                                        UNEXERCISED OPTIONS AT          OPTIONS AT
                                                                          JUNE 30, 2000 (#)        JUNE 30, 2000 ($) (1)
                                SHARES ACQUIRED          VALUE            -----------------        ---------------------
NAME                            ON EXERCISE (#)       REALIZED ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                            ---------------       ------------    -------------------------   -------------------------

Michael Dorsey(2)                     ___                 ___                 0/255,000                    $0/$0
Aziz Valliani                         ___                 ___               302,708/58,750               254,817/0
David M. Licurse, Sr.                 ___                 ___               79,992/63,474                60,164/16
Llavanya Fernando                     ___                 ___               71,106/265,218            68,252/105,576

_____________
                                      -5-

(1) Calculated by determining the difference between the fair market value of the securities underlying the option at June 30, 2000 ($2.813 per share as determined by the average of the ask and bid price on the OTC market on June 30, 2000) and the exercise price of the options.
(2) See Note (1) in Item 9 "Directors and Executive Officers of the Registrant-- Executive Officers and Directors."

COMPENSATION OF DIRECTORS

         Other than as set forth below, the Company has not paid any annual retainer, per-meeting fee, or any other compensation to any director, aside from fees payable to such directors for their services as officers or employees of the Company.

         Mr. Valliani received options to purchase 60,000 shares at an exercise price of $2.875 per share vesting ratably over 48 months pursuant to a letter agreement dated April 24, 2000. See "Employment Agreements."

         Dr. Wilmot received options to purchase 125,000 shares at an exercise price of $1.50 per share vesting monthly over 60 months. See Note (1) in Item 9 "Directors and Executive Officers of the Registrant--Executive Officers and Directors."

EMPLOYMENT AGREEMENTS

         On May 31, 1999, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Abbas Rafii, the former vice president of software engineering of the Company. Mr. Rafii terminated employment with the Company in May 1999. Under the terms of the Consulting Agreement, Mr. Rafii will provide consulting services to the Company and the Company will pay Mr. Rafii $13,900 per month for such services until October 31, 1999. Mr. Rafii's stock options will vest until he ceases providing services to the Company.

         The Company entered into a Confidential Resignation Agreement and Release of Claims with David Licurse, former Chief Financial Officer and Vice President of Operations, as of February 29, 2000 (the "Severance Agreement"). Pursuant to the Severance Agreement the Company agreed to retain Mr. Licurse as a consultant through November 30, 2000 for a fee equal to Mr. Licurse's base pay as of February 29, 2000. In addition, Mr. Licurse's options continued to vest until November 30, 2000. Upon the termination of Mr. Licurse's consulting services, the Company's option to repurchase 163,000 shares of common stock held by Mr. Licurse will be released.

         Pursuant to a letter agreement dated April 24, 2000, between the Company and Aziz Valliani, Mr. Valliani transitioned from Chief Executive Officer of the Company to ReceiptCity.com's Chairman, Chief Executive Officer and President, but remained a member of the Company's Board of Directors. The agreement provides for accelerated vesting of Mr. Valliani's stock options, such that options to purchase an aggregate of 100,000 shares of common stock became fully vested. In addition, Mr. Valliani was granted an option to purchase 60,000 shares of common stock at an exercise price of $2.875 per share, which vest monthly over a four-year period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 27, 2000 as to shares of the Common Stock and Preferred Stock beneficially owned by:
(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock and Preferred Stock, (ii) each of the Company's directors,
(iii) each of the Company's executive officers named under "Executive Compensation--Summary Compensation Table," and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

                                                                                      AMOUNT AND
                                                                                       NATURE OF
                                                                                      BENEFICIAL
                                                                                       OWNERSHIP     PERCENT OF
   TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          (2)(3)          CLASS
-----------------------------------------------------------------------------------------------------------------

Common Stock           Michael Dorsey(4)                                                119,111            2.6%
Common Stock           David M. Licurse, Sr. (5)                                        254,722            5.5
Common Stock           Llavanya Fernando (6)                                            268,721            5.8
Common Stock           Edward M. Kolasinski (7)                                               0            *
Common Stock           Aziz Valliani(8)                                                 564,141           11.5
Common Stock           Robb Wilmot(4)(9)                                                521,111           11.4
Common Stock           All directors and executive officers as a group (7 persons)(4) 1,478,529           29.1

Series B Preferred     Life Investors Insurance Company of America                      352,942           76.7
Stock                      4333 Edgewood Road NE
                           Cedar Rapids, IA 52499
Series B Preferred     Rainbow Technologies                                              90,993           19.8
Stock                      50 Technology Dr.
                           Irvine, CA 92718
Series D Preferred     Welch Allyn, Inc. (8)                                          1,273,149          100.0
Stock                      4619 Jordan Road
                           Skaneateles Falls, NY 13153
Preferred Stock        All directors and executive officers as a group (1 person)     1,273,149           73.5


__________________

  *  Less than 1%.

(1) Unless otherwise indicated, the address for all persons is c/o @POS.com, Inc., 3051 North First Street, San Jose, California 95134.

(2) The Company effected a reverse stock split in October 1996, converting each share of Series B Preferred into one-half share and increasing the conversion ratio of Series B Preferred into Common Stock from 1:1 to 1:2.0286 and converting each share of Series C Preferred into one-fourth share and increasing the conversion ratio of Series C Preferred into Common Stock from 1:10 to 1:40.8998

(3) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquired within 60 days of September 30, 2000 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(4) See Note (1) in Item 9 "Directors and Executive Officers of the Registrant--Executive Officers and Directors."

(5) Includes 92,294 shares subject to currently exercisable options or options exercisable within 60 days of October 27, 2000.

(6) Consists of 179,049 shares held by the Llavanya X. Fernando Trust for which Mr. Fernando has voting and investment control, and 89,672 shares subject to currently exercisable options or options exercisable within 60 days of October 27, 2000.

(7) Edward M. Kolasinski, Vice President, Finance and Chief Financial Officer of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. and a director of the Company, disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Kolasinski has dispositive and voting power of the 1,273,149 shares held by Welch Allyn, Inc.

(8) Includes 310,208 shares subject to currently exercisable options or options exercisable within 60 days of October 27, 2000.

(9) Includes 15,000 shares subject to currently exercisable options or options exercisable within 60 days of October 27, 2000 granted to Robb Wilmot. All shares are held in the name of the Wilmot Living Trust, 13333 La Cuesta Drive, Los Altos, CA 94022. Dr. Wilmot is a trustee of the Wilmot Living Trust and a former consultant of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2000, the Company realized $581,000 in license revenue from Hand Held Products, a Welch Allyn affiliate. Kevin Jost, a former member of the Company's Board of Directors, is a senior executive of Hand Held Products, and Edward Kolasinski, a current member of the Company's Board of Directors, is a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. In addition, Welch Allyn, Inc. owns 100% of the Company's outstanding shares of Series D Preferred Stock, representing 73.5% of all of the Company's outstanding shares of Preferred Stock.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed in the Exhibit Index following the signature page are filed as part of this Annual Report.

         (b) Reports on Form 8-K filed during the three months ended June 30, 2000. None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: October 27, 2000

                                        @POS.COM, INC.



                                        By          /s/ Aziz Valliani
                                          --------------------------------------
                                                      Aziz Valliani
                                                         Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        EXHIBIT

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

EXHIBIT
NUMBER        EXHIBIT

10.13*# Confidential Resignation Agreement and General Release of Claims Between the Company and David Licurse dated February 29, 2000.

10.14# Stock and Warrant Purchase Agreement between the Company and the persons listed on Exhibit A thereto dated as of May 12, 2000, and form of Warrant to Purchase Common Stock of ReceiptCity.com, Inc. dated May 12, 2000.

10.15* Letter agreement, dated April 24, 2000, between the Company and Aziz Valliani.

21#           List of Subsidiaries of the Company.

23#           Consent of Arthur Anderson LLP, Independent Public Accountants.

27#           Financial Data Schedule.

----------

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