Form 10QSB
period 2000-09-30
ATPOS COM INC
filed 2000-11-14
CIK 893855

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

0-23152
(Commission File Number)

@POS.com, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0253408 (I.R.S. Employer Identification No.)

3051 North First Street, San Jose, CA (Address of Principal/Executive Offices)	95134 (Zip code)

(408) 468-5400
(Issuer’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [x] No [  ]

             Number of shares of issuer’s common stock outstanding as of September 30, 2000: 4,578,928

             Transitional Small Business Disclosure Format: Yes [  ] No [x]

@POS.COM, INC.
FORM 10-QSB

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Condensed Balance Sheet at September 30, and June 30, 2000	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II.	OTHER INFORMATION
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES	16

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

@POS.COM, INC.
CONDENSED BALANCE SHEET
(Unaudited)

	September 30, 2000	June 30, 2000

ASSETS
Current assets:
Cash and equivalents	$1,113,065	$2,891,692
Accounts receivable (net of allowance for bad debts of $16,145 at 9/30/00 and $50,116 at 6/30/00)	1,441,646	771,597
Inventories, net	115,242	140,559
Prepaid expenses and other current assets	290,538	445,742

Total current assets	2,960,491	4,249,590

Property and equipment	922,144	2,617,648
Less: Accumulated depreciation	(660,815)	(1,207,695)

Property and equipment, net	261,329	1,409,953

Other long-term assets	177,500	125,000

Total assets	$3,399,320	$5,784,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395,798	$440,220
Accrued liabilities	531,075	595,004
Notes payable	—	2,000,000
Bank overdraft	—	73,386
Deferred revenues	1,314,691	721,120
Other current liabilities	233,232	267,475
Capital lease obligations, current	—	175,308

Total current liabilities	2,474,796	4,272,513

Capital lease obligations, non-current	—	675,258

Minority Interest	—	2,196,187

Stockholders’ equity:
Series B convertible preferred Stock	460	461
Series D convertible preferred Stock	1,273	1,273
Common stock	4,578	4,575
Additional paid-in capital	23,484,644	19,754,208
Accumulated Deficit	(22,566,431)	(21,119,932)

Total stockholders’ equity	924,524	(1,359,415)

Total liabilities and stockholders’ equity	$3,399,320	$5,784,543

The accompanying notes are an integral part of this consolidated financial statement

@POS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended
September 30, 2000 and 1999

	2000	1999

License fees and other revenues from related party	$1,260,037	$40,728
Product sales and other revenues	276,395	2,194,023

Total revenues	$1,536,432	2,234,751

Cost of revenues	391,885	1,521,771

Gross margin	1,144,547	712,980

Operating expenses:
Selling, general and administrative	1,497,614	2,197,825
Research and development	1,222,495	1,792,896

Total operating expenses	2,720,109	3,990,721
Operating income/(loss)	(1,575,562)	(3,277,741)
Interest expense and other	(84,495)	(29,256)
Interest income	68,012	27,423

Income/(loss) before income taxes	(1,592,045)	(3,279,574)
Income taxes	—	—

Less minority interest share in subsidiary loss	(145,545)	—

Net income/(loss)	$(1,446,500)	$(3,279,574)

Net income/(loss) per share:
Basic	($0.32)	$(1.55)
Diluted	($0.32)	$(1.55)

Weighted average shares outstanding:
Basic and diluted	4,578,412	2,120,337

The accompanying notes are an integral part of these consolidated financial statements.

@POS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended
September 30, 2000 and 1999

	2000	1999

Cash flows from operating activities:
Net loss	$(1,446,500)	$(3,279,574)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	46,356	107,893
Provision for bad debts	(33,971)	22,501
Stock compensation expense	26,545	—
Minority interest share in ReceiptCity loss	(145,545)	—
Net impact of ReceiptCity deconsolidation	(438,712)	—
Changes in operating assets and liabilities:
Accounts receivable	(819,229)	3,812,408
Inventories	25,317	(1,148,429)
Prepaid expenses and other current assets	29,452	(221,412)
Other long-term assets	(52,500)	—
Accounts payable	458,139	(418,469)
Accrued liabilities	80,294	(43,964)
Deferred revenues	593,571	—
Other current liabilities	(34,248)	—

Non-current capital lease obligation	(20,805)	—

Net cash used in operating activities	(1,731,831)	(1,169,046)

Cash flows from investing activities:
Purchases of property and equipment	(49,086)	(424,503)

Cash flows from financing activities:
Borrowings—credit line		700,000
Issuance of Common Stock	2,290	60,270

Net cash provided(used) by financing activities	2,290	760,270

Net decrease in cash and cash equivalents	(1,778,627)	(833,279)

Cash and cash equivalents at beginning of period	2,891,692	2,174,854

Cash and cash equivalents at end of period	$1,113,065	$1,341,575

The accompanying notes are an integral part of these consolidated financial statements.

@POS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

             The financial information included herein for the three months ended September 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

             The interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of @POS.com, Inc. (the “ Company,” or “@POS.com”) for the year ended June 30, 2000.

             The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

2.   DECONSOLIDATION OF RECEIPTCITY.COM, INC.

             On August 15, 2000, the Company’s former majority-owned subsidiary, ReceiptCity.com, Inc. (ReceiptCity) completed a round of financing for its Series B mandatorily convertible Preferred Stock. The net proceeds from the stock offering were approximately $16 million. With this additional funding, @POS.com’s ownership of ReceiptCity was reduced to approximately 45% (35% after reflecting the exercise of all outstanding options and warrants to purchase shares of ReceiptCity stock). As a result, @POS.com is no longer required to consolidate the results of ReceiptCity starting August 16, 2000. Instead, the Company will account for its investment in ReceiptCity under the equity method of accounting.

             The Company’s Balance Sheet as presented at September 30, 2000 shows the assets and liabilities of @POS.com as a stand alone entity while the stockholders’ equity section includes the impact of the Company’s share of approximately $869,416 in ReceiptCity’s loss from July 1 through August 15, 2000. The Company’s Statement of Operations for the first quarter of fiscal 2001 has also been consolidated with that of ReceiptCity during the aforementioned period of majority ownership, net of the minority interest’s share of $145,545. A summarized detail of the consolidated results of operations between the two entities is shown in Note 11 to the financial statements.

             The Company’s Statement of Cash Flows for the three months ended September 30, 2000 shows the net impact of the deconsolidation of ReceiptCity’s cash flow of $438,712.

             The consolidated financial statements at June 30, 2000 include the accounts of the Company and ReceiptCity. All inter-company accounts and transactions were eliminated. The minority ownership in the voting shares of ReceiptCity at fiscal year-end is separately shown on the Company’s balance sheet as a Minority Interest.

3.   INVESTMENT IN SUBSIDIARY

             Under the equity method of accounting, the book value of Investment in Subsidiary is adjusted to reflect the Company’s share in the income and losses of the subsidiary. However, as of September 30, 2000, the Company’s share in the accumulated losses incurred by ReceiptCity since its inception on January 2000 had exceeded the book value of the Company’s investment by approximately $4.3 million. As a result, the investment has a carrying value of zero in the accompanying balance sheet as of September 30, 2000. Starting August 16, 2000, the Company is required only to keep a memorandum record of its share in ReceiptCity’s losses for the purpose of determining the gain or loss from any future sale or disposal of the investment, or determining when to recognize the Company’s share of any net income generated by ReceiptCity.

4.   NET INCOME/(LOSS) PER SHARE

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

             The following table sets forth the computation of basic and diluted earnings per share for the three months period ended September 30, 2000 and 1999 as follows:

	Three Months Ended September 30

	2000	1999

Numerator for basic and diluted earnings per share—net income/(loss)	$(1,446,500)	$(3,279,574)

Denominator for basic earnings per share—weighted average Common shares	4,578,412	2,120,337
Effect of dilutive securities Series B Preferred Stock
Series B Preferred Stock	—	—
Series C Preferred Stock	—	—
Series D Preferred Stock	—	—
Employee stock options and warrants	—	—

Income/(loss) per share
Basic and diluted	$(0.32)	$(1.55)

Potentially dilutive securities excluded from computations as the effect would be antidilutive	2,391,255	4,343,066

5.   INVENTORIES

             Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. At September 30, 2000, the Company’s inventories were as follows:

Raw materials	$429,267
Work in process	25,653
Finished goods	17,723
Inventory reserve	(356,901)

Total	$115,242

6.   REVENUE RECOGNITION

             License revenues derived from licensee’s sales of products to end-users are recognized when the licensee advises the Company that the products have been shipped. Revenue from sales of hardware products is recognized upon shipment. A provision for estimated warranty costs is provided for upon shipment and periodically adjusted to reflect actual percentage of repair costs to products sold under warranty during the prior twelve-month period. Payments received from customers for whom the related products have not been shipped are recorded as Deferred Revenues until shipped. Revenues from services, which are not significant, are generally recognized as services are performed.

             Cost of revenues of $391,885 included a $235,000 warranty provision applicable to license fees during the first quarter of fiscal 2001. The provision relates to an estimated cost to be incurred by the Company and the licensee in rectifying a technical problem, which occurred in certain products shipped by the licensee to its customers. Cost of revenues for hardware sales consisted primarily of purchased electronic components and contract assembly labor.

7.   RESEARCH AND DEVELOPMENT

             Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company’s case, capitalization would begin upon completion of a working model. Such costs incurred during the three months ended September 30, 2000 and 1999 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

8.   PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. At September 30, 2000, the Company’s property and equipment were as follows:

Cost

Office Equipment	$294,522
Engineering and production equipment	227,241
Computer equipment and software	209,146
Furniture and fixtures	34,382
Leasehold improvements	156,853

Subtotal	922,144
Less—Accumulated depreciation	(660,815)

Total	$261,329

9.   COMPREHENSIVE INCOME

             As of July 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders (“comprehensive income”). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended September 30, 2000 and 1999, the Company’s comprehensive income was equal to the net loss for each of the two periods, respectively.

10.   MINORITY INTEREST

             As a result of the deconsolidation of ReceiptCity from the Company’s results starting August 16, 2000, the Minority Interest was eliminated on the Company’s balance sheet at September 30, 2000. The value of the Minority Interest of $2,196,187 at June 30, 2000 represents the net proceeds of the minority stockholders’ investment in ReceiptCity’s Series A Preferred Stock, less their share in the subsidiary’s loss during fiscal 2000. The accompanying income statement reflects the minority stockholders’ share of $145,545 in the subsidiary’s loss during the period from July 1 through August 15, 2000 based on the percentage of its holdings in the subsidiary’s total outstanding common shares during such period.

11.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMER

             One of the Company’s directors is a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. (“Welch Allyn”) with whom the Company has a licensing agreement through its Hand Held Products (HHP-Welch Allyn) affiliate. During the first quarter of fiscal 2001, the Company received $1.256 million in license fees and purchased $69,000 worth of materials and finished goods from Welch Allyn.

             HHP-Welch Allyn was the Company’s biggest single customer during the first quarter of fiscal 2001 and accounted for 83% of the Company’s total revenues.

12.   SEGMENT INFORMATION

             During fiscal 1999, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected information regarding the performance of @POS.com and ReceiptCity for the three months ended September 30, 2000:

	@POS.com (3 mos.)	ReceiptCity (1.5 mos.)*	Elimination	Consolidated

Revenue	1,536	37	(37)	1,536
Operating Expenses	1,736	1,040	(37)	2,720
Net Profit (Loss)	(572)	(1,015)	140	(1,447)

______________

  * See Note 2.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities”, which the Company adopted beginning on July 1, 2000. Under this pronouncement, all derivatives must be recognized as assets and liabilities and measured at fair value. Management believes that the adoption of SFAS No. 133 has had no impact on the Company’s financial position or results of operations during the first quarter of fiscal 2001.

14.   SUBSEQUENT EVENT

             In October 19, 2000, the Company advised HHP-Welch Allyn that it was in default of its obligations to make payments pursuant to its agreement. On October 23, 2000, HHP-Welch Allyn responded that it was considering the Company’s position and alleged that the Company was in default of various Company obligations under the agreement. Each party has 30 days to cure any breach of the agreement, and if any breach is not cured within that time the other party may elect to terminate the agreement. Throughout this period, the Company has also engaged in discussions with HHP-Welch Allyn to redefine the business relationship in a manner that would require less support to HHP-Welch Allyn by @POS.com and would permit HHP-Welch Allyn greater flexibility and control to differentiate products based on the Company’s technology in the market. These discussions are continuing, but there can be no assurance that the Company and HHP-Welch Allyn can reach any agreement to modify the terms of their relationship, or that, even if any agreement is reached, any such agreement would be on terms favorable to the Company.

             Subsequent to September 2000, the Company received a Notice of Breach of Contract from its licensing partner HP Verifone that alleges that the Company and its affiliate, ReceiptCity, have failed to comply with certain provisions of the agreement between Verifone and the two companies. @POS.com and ReceiptCity are in discussions with Verifone and seek to amend the existing contract by mutual agreement. If the parties fail to reach an agreement on contract amendments, it is possible that @POS.com would have liability to HP Verifone for prepaid royalties it received in January 2000 in the amount of approximately $550,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the accompanying unaudited, condensed, consolidated financial statements of @POS.com, Inc. and its majority owned subsidiary (see Note 2 to the Financial Statements), including the notes thereto (see Part I, Item 1) and the section entitled “Management’s Discussion and Analysis and Results of Operations” in the Company’ s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

             This quarterly report on Form 10-QSB (“Form 10-QSB”) for @POS.com, Inc. (the “Company”, or “@POS.com”) contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “ intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the

Company’s and ReceiptCity’s mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to the extent to which the POS device market accepts our products, our ability to development new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and discussed below. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company’s management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Commission, particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.

OVERVIEW AND DEVELOPMENTS

             @POS.com, Inc. has developed technologies that allow merchants to web-enable the point-of-sale (“POS”) environment. These technologies are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. By web-enabling POS transaction terminals, merchants should in the future be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services to consumers. The Company intends to further develop this technology to provide merchants with tools that may improve customer retention, increase frequency of customer contact, establish new revenue streams and reduce costs.

             Effective June 29, 1999, the Company changed its name to @POS.com. The Company was incorporated in Delaware in 1992 under the name MobiNetix Systems, Inc. The Company’s wholly owned subsidiary, PenWare, Inc. (PenWare) was incorporated in 1983. PenWare previously developed, sold and licensed products such as the PenWare 100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @POS.com.

             In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd, a then 100% owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and use human resources available in software development in the Asian Pacific countries.

             In January 2000, the Company announced the formation of a then wholly owned subsidiary, ReceiptCity.com, Inc. (“ReceiptCity”). ReceiptCity provides merchants and consumers with services that enable secure electronic receipt storage and retrieval and presents personalized e-messages online and at the POS. In connection with the capitalization of ReceiptCity, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and some intellectual property, including 15 awarded or applied patents, to ReceiptCity. Employee resources were also split between the two companies.

             The strategic spin-off allows ReceiptCity to focus on its own business model and product development and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer’s transaction process and enhancing the customer’s shopping experience.

             As of September 30, 2000, @POS.com owned approximately 45% (35% after reflecting the exercise of all outstanding options and warrants) of the equity securities of ReceiptCity.

             The Company’s historical revenue model was based solely upon the direct sale and distribution of its products. In January 2000, the Company entered into licensing agreements with Hand Held Products, a Welch Allyn affiliate (“HHP-Welch Allyn”), and Verifone, a division of Hewlett-Packard Company (“HP Verifone”). In May 2000, the Company entered into an additional licensing agreement with IVI Checkmate. The licensees are entitled to manufacture under their private label the devices designed by the Company. The Company continues to seek new channel partners to manufacture, sell and support @POS technology in traditional retail markets, as well as adopt the use of the technology in non-traditional markets such as kiosks.

             @POS.com’s family of product designs under license includes the iPOS TC, the iPOS 3100 and the PenWare 1500 and 1100. The iPOS TC is a web-based transaction-processing terminal with interactive marketing message display functionality. The iPOS 3100 can be used for signature capture and personal identification number input required for debit and credit transactions, as well as promotion message and line item display. The Company’s PenWare 1500 and 1100 are signature capture devices that have helped to extend the useful life of retailers’ installed systems.

             For the three months ended September 30, 2000, licensing revenue of $1,256,000 from HHP-Welch Allyn accounted for 82% of the Company’s total revenues, compared with no licensing revenue from HHP-Welch Allyn for the three months ended September 30, 1999. The Company realized $617,000 in license revenues during fiscal 2000 from its channel partners, including $581,000 from HHP-Welch Allyn. See the discussion below regarding recent developments in the Company’s relationship with HHP-Welch Allyn. The Company has not yet recognized any revenues with respect to its agreements with HP Verifone and IVI Checkmate. See the discussion below regarding recent developments in the Company’s relationship with HPVerifone.

             During fiscal 2000, the Company’s three largest customers for direct shipments of products were IBM, American Express and Direct Source, Inc., which combined for approximately 58% of the Company’s total revenues. During fiscal 1999, the Company’s three largest customers were IBM, Federated Department Stores, Inc. and Direct Source, Inc., which represented 76% of the Company’s total revenues. As the Company fully implements its new licensing model, it anticipates that its revenue base will become increasingly dependent on license fees derived from its channel partners (currently consisting of HHP-Welch Allyn, HP Verifone and IVI Checkmate). Cancellation or lack of orders from any of these channel partners’ customers, termination of licensing agreements, inability to obtain new partners, as well as inability to assist its partners in successfully developing new markets for the Company’s products could adversely impact the Company’s financial condition and results of operations.

             During the first quarter of fiscal 2001, the Company launched a development effort to create a new application specific integrated circuit (“ ASIC”) based secure input component, in part built on technologies the Company has patented or for which patents have been applied. The Company has entered into discussions with strategically significant technology companies seeking funding to develop products or components based on this new technology. There is no assurance that the further development of this technology will result in successful commercialization, nor that current or future discussions with potential corporate funding sources will result in funding for this effort.

             On October 19, 2000, the Company advised HHP-Welch Allyn that it was in default of its obligations to make payments pursuant to its agreement. On October 23, 2000, HHP-Welch Allyn responded that it was considering the Company’s position and alleged that the Company was in default of various Company obligations under the agreement. Each party has 30 days to cure any breach of the agreement, and if any breach is not cured within that time the other party may elect to terminate the agreement. Throughout this period, the Company has also engaged in discussions with HHP-Welch Allyn to redefine the business relationship in a manner that would require less support to HHP-Welch Allyn by @POS.com and would permit HHP-Welch Allyn greater flexibility and control to differentiate products based on the Company’s technology in the market. These discussions are continuing, but there can be no assurance that the Company and HHP-Welch Allyn can reach any agreement to modify the terms of their relationship, or that, even if any agreement is reached, any such agreement would be on terms favorable to the Company.

             Subsequent to September 2000, the Company received a Notice of Breach of Contract from its licensing partner HP Verifone that alleges that the Company and its affiliate, ReceiptCity, have failed to comply with certain provisions of the agreement between Verifone and the two companies. @POS.com and ReceiptCity are in discussions with Verifone and seek to amend the existing contract by mutual agreement. If the parties fail to reach an agreement on contract amendments, it is possible that @POS.com would have liability to HP Verifone for prepaid royalties it received in January 2000 in the amount of approximately $550,000.

Results of Operations

             Total revenues during the first quarter of fiscal 2001 were $1,536,000, down $698,000 or 31% from the same period in fiscal 2000. These include licensing revenues of approximately $1,269,000 compared to $41,000 in the first quarter of the prior fiscal year, and $276,000 derived from the sale of products and services compared to $2,194,000 during the first quarter of prior fiscal year. The Company has continued to focus its business on licensing its technology to channel partners. In the first quarter of fiscal 2000 the Company’s revenues were derived almost exclusively from the manufacture, distribution and sale of its interactive electronic transaction terminals directly to retail customers. As disclosed in Note 11 to the financial statements included in this filing, licensing revenues during the first quarter of fiscal 2001 were derived primarily from one channel partner. The Company expects licensing fees to constitute an increasing percentage of the Company’s revenues in future periods as the Company seeks to develop relationships with additional business partners.

             Gross margin for the first quarter of fiscal 2001 was 74% compared to 32% during the same quarter in fiscal 2000. The higher margin is attributable in part to higher license revenues primarily offset by a higher warranty provision for rectifying a technical problem, as described in Note 6 to the financial statements included in Item 1.

             Operating expenses for the quarter ended September 30, 2000 totaled $2,720,000, a decrease of $1,271,000 or 32% from the same period of last year. The lower expenses primarily reflect the impact of consolidating ReceiptCity’s expenses of approximately $1,040,000 only for the period from July 1 through August 15, 2000. If ReceiptCity’s expenses were fully included in consolidated results for the whole quarter, total consolidated operating expenses would have amounted to $3,943,000, which is substantially equivalent to last year’s expenses of $3,991,000 for the same period. The comparative numbers would be as follows (in thousands):

	9/30/00	9/30/99	Increase (Decrease)

Selling, general and administrative	$2,191	$2,198	$(7)
Research and development	1,752	1,793	(41)

Total	$3,943	$3,991	$(48)

             Although first quarter 2001 expenditures remained relatively constant compared to the same period last year, expenses for legal fees increased significantly from last year but were offset by lower spending on outside consultants for marketing and engineering. Last year, the Company’s spending was focused primarily on expanding Internet business initiatives along with the establishment of ReceiptCity. This year, the Company’s expenditures have been focused primarily on activities designed to support its channels and product marketing groups, to explore new markets for licensing its technology, and to develop more advanced technology designed to broaden the application of the Company’s products beyond its current traditional markets. In addition, the research activities of both @POS.com and ReceiptCity continue to focus on the development of advanced iPOS TC web-enabling technology and related Internet services.

Liquidity and Capital Resources

             During the first quarter of fiscal 2001, the Company’s operating activities used approximately $1,732,000 compared to $1,169,000 during the same period last year. Net loss from operations (including adjustments to reflect the impact of non-cash charges), together with the impact of the deconsolidation of ReceiptCity’s cash flow, the increase in accounts receivable and the decrease in other current liabilities reduced cash by approximately $2,992,000. This outflow was partly offset by cash inflow of $1,260,000 from the reduction in inventories, increases in accounts payable, accrued liabilities, decrease in prepaid expenses and other assets, and an increase in deferred revenues from customer prepayments.

             Cash used for investment activities related to purchases of property, plant and equipment worth $49,000. The only cash flow from financing activities, $2,290, came from the issuance of common stock to employees upon the exercise of stock options.

             The Company financed its operations during the quarter primarily through the collection of receivables and advance payments by a large customer.

             As described in Note 2 to Financial Statements included in Part I, Item 1 of this filing, ReceiptCity received $16.45 million in August 2000 from the issuance of approximately 8.4 million shares of its Series B convertible preferred stock. As a result of this financing, the Company’s ownership of ReceiptCity decreased to 45% (35% after reflecting the exercise of all outstanding options and warrants to purchase shares of ReceiptCity stock) of ReceiptCity’s outstanding equity securities, and the Company ceased to consolidate ReceiptCity’s results in its financial statements commencing August 16, 2000.

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

Impact of Currency and Inflation

             The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. During the first quarter of fiscal 2001, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Company’s financial results for the periods included in this report have not been significant.

Factors That May Affect The Company’s Business, Operating Results and Financial Condition

             In addition to other information in this Form 10-QSB and the factors discussed in the Company’s latest Annual Report on form 10-KSB, filed with the Commission, investors evaluating the Company and its business should carefully consider the following factors, that may have a significant impact on the Company’s business, operating results and financial condition. The factors set forth below and elsewhere in this Form 10-QSB and in the Company’s Annual Report on form 10-KSB, could cause actual results to differ materially from any forward-looking statements. These factors include but are not limited to the following:

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

             Unpredictable and Fluctuating Operating Results: The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

             Highly Competitive Markets and Rapidly Developing and Changing Technologies and Market Conditions: The POS device market is constantly changing. These changes include, among others: rapid technological advances; evolving industry standards in electronic fund transfer and point-of-sale products; changes in customer requirements; and frequent new product introductions and enhancements. The Company may not successfully keep up with the new products and technological advances. If the Company is not able to develop and market new products and product enhancements that achieve market acceptance on a timely and cost effective basis, it could materially and adversely affect the Company’s business, financial condition and results of operations.

             Dependency on Large Customers: The Company currently relies upon one strategic partner for a significant percentage of its revenues. While the Company continues in its efforts to expand its customer base, the Company’s revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

             Claims of Infringement On Others’ Proprietary Rights: The Company cannot prevent someone else from asserting a claim against the Company for violating their technology rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action. The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to enforce any patents the Company may receive and other intellectual property rights, to protect the Company’s trade secrets, or to determine the validity and scope of the proprietary rights of others, and the Company may not prevail in any litigation. Any such litigation could be costly, could harm the Company’s reputation and could divert the efforts and attention of its management and technical personnel from normal business operations. Adverse determinations in litigation could result in the loss of the Company’s proprietary rights and other intellectual property, subject the Company to significant liabilities, require us to seek licenses from third parties or prevent the Company from licensing or practicing its technology, including making, using or selling its products, any or all of which could harm the Company’s business.

             Single Component Manufacturer/Suppliers. The Company depends on other manufacturers and suppliers for some of its products and certain components used in its products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from a single supplier. The failure to obtain these products or components in sufficient quantity and in a timely manner could adversely affect the Company.

             Ability to Attract and Retain Key Personnel. The Company’s future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company’s. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

PART II. OTHER INFORMATION

Item 5.   Other Information

             During the first quarter of fiscal 2001, the following officer and director changes occurred at @POS.com:

             Edward M. Kolasinski replaced Kevin Jost as a Director of the Company on October 2000. Mr. Kolasinski has served as Vice President, Finance and Chief Financial Officer of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc., a medical equipment company and a wholly owned subsidiary of Welch Allyn, Inc., since August 2000, at which time Welch Allyn, Inc. acquired Protocol Systems, Inc. From September 1999 to July 2000, Mr. Kolasinski served as Vice President, Finance, Chief Financial Officer and Treasurer of Protocol Systems, Inc., a medical equipment company, after its acquisition by Protocol Systems, Inc. in July 1996. From 1990 to 1996, Mr. Kolasinski served as Vice President, Finance and Chief Financial officer of Pryon Corporation. Mr. Kolasinski received a B.S. in Business Administration from the University of Wisconsin.

             James Boyer was appointed Vice President, Business Development on August 2000. Prior to joining the Company, Mr. Boyer served as Director of Global Product Marketing for the DVD Division of Zomax, Inc. from January 1999 to August 2000. From March 1993 to December 1998, Mr. Boyer served as Vice President of Kao Infosystems, a software services company. Mr. Boyer received a B.S. in Electrical Engineering from the University of Delaware. As reported in the Company’s Form 10-KSB/A Amendment No. 2 to Part III, Item 9, Note (1), Mr. Boyer is one of the officers who were not appointed in accordance with the provisions of the Company’s Bylaws. The Company has initiated action to duly appoint Mr. Boyer to his position.

Item 6.   Exhibits and Reports On Form 8-K

              (a)  Exhibits

              27  Financial Data Schedule

              (b)  Reports on Form 8-K

                     None

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

@POS.com, Inc.
Date: November 14, 2000	By:	/s/ Gary Rummelhoff

Gary Rummelhoff Chief Financial Officer and Vice President of Operations (Principal Accounting Officer)

By:	/s/ Llavan Fernando

Llavan Fernando Chief Operating Officer (Duly Authorized Officer)