Form 10QSB
period 2000-12-31
ATPOS COM INC
filed 2001-02-14
CIK 893855

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______


Commission File Number 0-23152


                                 @POS.com, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                              33-0253408
    ---------------------------------             ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


                   3051 NORTH FIRST STREET, SAN JOSE, CA 95134
                 ------------------------------------------------
                    (Address of principal executive offices)


                                 (408) 468-5400
                          -----------------------------
                           (Issuer's telephone number)


Number of shares of issuer's common stock outstanding as of January 31, 2000: 4,578,927


Transitional Small Business Disclosure Format:   Yes  [ ]   No  [X]


================================================================================

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Condensed Balance Sheet at December 31, and                    3
        June 30, 2000

        Consolidated Statements of Operations for the
        Three Months Ended December 31, 2000 and 1999                  4

        Consolidated Statements of Operations for the                  5
        Six Months Ended December 31, 2000 and 1999

        Consolidated statements of Cash Flows for the
        Six Months Ended December 31, 2000 and 1999                    6

        Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           12


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders           17

Item 5. Other Information                                             17

Item 6. Exhibits and Reports on Form 8-K                              17

Signature                                                             18

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS


                                 @POS.COM, INC.
                             CONDENSED BALANCE SHEET

                                                December 31,
                                                    2000             June 30,
                                                (Unaudited)            2000
                                                ------------       ------------
ASSETS

Current assets:
  Cash and equivalents                          $  1,132,855       $  2,891,692
  Accounts receivable (net of allowance
   for bad debts of $18,670 at 12/31/00
   and $50,116 at 6/30/00)                         1,060,893            771,597
  Inventories, net                                   129,870            140,559
  Prepaid expenses and other current
    assets                                           254,225            445,742
                                                ------------       ------------

          Total current assets                     2,577,843          4,249,590
                                                ------------       ------------

Property and equipment                               982,086          2,617,648
  Less:  Accumulated depreciation                   (687,542)        (1,207,695)
                                                ------------       ------------
Property and equipment, net                          294,544          1,409,953
                                                ------------       ------------
Other long-term assets                               177,500            125,000
                                                ------------       ------------
          Total assets                          $  3,049,887       $  5,784,543
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    416,473       $    440,220
  Accrued liabilities                                290,884            595,004
  Notes payable                                           --          2,000,000
  Bank overdraft                                          --             73,386
  Deferred revenues                                1,336,138            721,120
  Other current liabilities                          858,487            267,475
  Capital lease obligations, current                      --            175,308
                                                ------------       ------------
          Total current liabilities                2,901,982          4,272,513
                                                ------------       ------------

Capital lease obligations, non-current                    --            675,258
                                                ------------       ------------
Minority interest                                         --          2,196,187
                                                ------------       ------------

Stockholders' equity:

  Series B convertible preferred stock                   461                461
  Series D convertible preferred stock                 1,273              1,273
  Common stock                                         4,578              4,575
  Additional paid-in capital                      23,412,303         19,754,208
  Accumulated deficit                            (23,270,710)       (21,119,932)
                                                ------------       ------------
          Total stockholders' equity                 147,905         (1,359,415)
                                                ------------       ------------
          Total liabilities and
          stockholders' equity                  $  3,049,887       $  5,784,543
                                                ============       ============


              The accompanying notes are an integral part of these
                        consolidated financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000             1999
                                                     -----------       -----------
License fees and other revenues from
  related party                                      $ 1,032,298       $    16,052
Product sales and other revenues                         324,561         1,415,180
                                                     -----------       -----------

Total revenues                                       $ 1,356,859         1,431,232

Cost of revenues                                         364,986         1,067,572
                                                     -----------       -----------

Gross profit                                             991,873           363,660
                                                     -----------       -----------

Operating expenses:
   Selling, general and administrative                 1,174,308         1,812,003
   Research and development                              557,140         1,567,476
                                                     -----------       -----------

      Total operating expenses                         1,731,448         3,379,479
                                                     -----------       -----------

Operating loss                                          (739,575)       (3,015,819)

Interest expense and other                                19,281          (117,668)
Interest income                                           16,015            19,198
                                                     -----------       -----------
Loss before income taxes                                (704,279)       (3,114,289)
Income taxes                                                  --                --
                                                     -----------       -----------
Net Loss                                             $  (704,279)      $(3,114,289)
                                                     ===========       ===========

Net Loss per share:
   Basic                                             $     (0.15)      $     (1.00)
   Diluted                                           $     (0.15)      $     (1.00)

Weighted average shares outstanding:
   Basic and diluted                                   4,578,928         3,105,330


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000              1999
                                                     -----------       -----------
License fees and other revenues from
  related party                                      $ 2,292,335       $    16,052
Product sales and other revenues                         600,956         3,649,930
                                                     -----------       -----------

Total revenues                                         2,893,291         3,665,982

Cost of revenues                                         756,871         2,589,343
                                                     -----------       -----------

Gross profit                                           2,136,420         1,076,639
                                                     -----------       -----------

Operating expenses:
   Selling, general and administrative                 2,671,922         4,009,829
   Research and development                            1,779,635         3,360,371
                                                     -----------       -----------

      Total operating expenses                         4,451,557         7,370,200
                                                     -----------       -----------

Operating loss                                        (2,315,137)       (6,293,561)

Interest expense and other                               (65,214)         (146,031)
Interest income                                           84,027            45,726
                                                     -----------       -----------
Loss before income taxes                              (2,296,324)       (6,393,866)
Income taxes                                                  --                --
                                                     -----------       -----------
Minority interest share in subsidiary loss
                                                         145,545                --
                                                     -----------       -----------
Net Loss                                             $(2,150,779)      $(6,393,866)
                                                     ===========       ===========

Net Loss per share:
   Basic                                             $     (0.47)      $     (2.45)
   Diluted                                           $     (0.47)      $     (2.45)

Weighted average shares outstanding:
   Basic and diluted                                   4,578,670         2,612,754


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                        2000             1999
                                                    -----------       -----------
Cash flows from operating activities:
Net loss                                            $(2,150,779)      $(6,393,866)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        73,084           221,482
    Provision for bad debts                             (21,769)           22,501
    Stock compensation expense                           10,329                --
    Issuance of common stock purchase warrants               --           267,555
Minority interest share in Crossvue's (formerly
      ReceiptCity) loss                                (145,545)               --
Net impact of Crossvue deconsolidation                 (438,712)               --
Changes in operating assets and liabilities:
    Accounts receivable                                (450,678)        5,646,299
    Inventories                                          10,689          (678,062)
    Prepaid expenses and other current assets            65,765          (201,421)
    Other long-term assets                              (52,500)               --
    Accounts payable                                    478,814        (1,133,228)
    Accrued liabilities                                (159,897)          356,029
    Deferred revenues                                   615,018            80,100
    Other current liabilities                           591,012                --
    Non-current capital lease obligation                (20,805)               --
                                                    -----------       -----------
       Net cash used in operating activities         (1,595,974)       (1,812,611)
                                                    -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                (109,028)         (574,839)
                                                    -----------       -----------

Cash flows from financing activities:
   Borrowings - credit line                                               700,000
   Repayments of short-term borrowing                                    (103,000)
   Issuance of common stock                               2,290           247,782
   Stock issuance cost                                  (56,125)               --
                                                    -----------       -----------
Net cash provided(used) by financing
   activities                                           (53,835)          844,782
                                                    -----------       -----------

Net decrease in cash and cash equivalents            (1,758,837)       (1,542,668)

Cash and cash equivalents at beginning of
    period                                            2,891,692         2,174,854
                                                    -----------       -----------

Cash and cash equivalents at end of period          $ 1,132,855       $   632,186
                                                    ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 @POS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The financial information included herein for the six months ended December 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of @POS.com, Inc. (the "Company," or "@POS.com") for the year ended June 30, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


2.  CONSOLIDATION

Crossvue (formerly ReceiptCity.com) is a development stage company and formerly a majority-owned subsidiary of @POS.com, Crossvue has completed a Series A and a Series B preferred stock round of financing in January 2000 and August 2000, respectively.

In conjunction with the Series B preferred stock round of financing, @POS.com's ownership of Crossvue was reduced to approximately 45% (35% after reflecting the exercise of all-outstanding options and warrants to purchase shares of Crossvue stock). As a result @POS.com changed its method of accounting for its investment in Crossvue from consolidation to the equity method starting August 16, 2000. Crossvue operations are consolidated in @POS.com consolidated financial statements until August 15, 2000 excluding the impact of the Series B preferred stock round of financing completed by Crossvue.

Below is a summary of the effect on @POS.com's August 15, 2000 consolidated balance sheet related to the de-consolidation of Crossvue.

                                                    Increase/(decrease)
                                                    -------------------
     Cash                                               (828,645)
     Net property, plant and equipment                (1,193,158)
     Other assets                                       (274,932)
                                                      ----------
       Total assets                                   (2,296,735)
     Short and long term debt                          2,000,000
     Other liabilities                                 1,476,545
                                                      ----------
       Total liabilities                               3,476,545

Under the equity method of accounting, the block value of investment in subsidiary is adjusted to reflect the Company's share in the subsidiary's net book value.

Holders of Crossvue's Series A and Series B preferred stock have prevailing rights on all Crossvue's assets. Because @POS.com only owns common stock in Crossvue, @POS.com has virtually no rights on the net assets of its subsidiary until the earlier of the conversion of Series A and Series B preferred stock to common stock or achievement of a sustainable profitability.

As of December 31, 2000 Crossvue capitalization table is as follows:

                                 Number of     Ave. Price        Net
                                  shares      per share($)   investment($)
                                 ---------    ------------   -------------
     Common stock                8,401,666       0.04            350,104
     Series A preferred stock      938,983       2.95          2,583,145
     Series B preferred stock    8,375,634       1.97         16,436,381

As a result @POS.com has kept its investment at the historical net book value at Crossvue at inception less its share in Crossvue cumulative losses. @POS.com did not reevaluate its investment after the completion of Series A and Series B preferred stock round of financing by Crossvue as it has no rights over the additional cash invested in its subsidiary.

As of December 31, 2000 @POS.com's investment in Crossvue is carried at a zero value in @POS.com's financial statement.

@POS.com will reevaluate its investment at the earlier of the conversion of Crossvue Series A and Series B preferred stock in to common stock, Crossvue's achievement of a sustainable profitability, or any other significant event that could significantly change Crossvue net book value.

As of December 31, 2000 @POS.com share in the accumulated losses incurred by Crossvue since its inception on January has far exceeded the historical net book value of the Company's investment by approximately $5.5 million as shown in the following table:

     Historical net book value of @POS.com investment
       in Crossvue at January 15, 2000                          $   257,926
     Share in Crossvue accumulated losses from January 16,
       2000 to June 30, 2000, between 86% and 100%               (3,115,186)
     Share in Crossvue losses from July 1, 2000
       to August 15, 2000, approximately 86%                       (869,416)
     Share in Crossvue losses from August 16, 2000 to
       December 31, 2000, approximately 45%                      (1,794,060)
                                                                -----------
     Excess in share of Crossvue accumulated loss over
       @POS.com investment as of December 31, 2000              $(5,520,736)
                                                                -----------

The Historical net book value of @POS.com investment in Crossvue corresponds to the Crossvue's net book value as of January 15, 2000, Crossvue's inception date.

3.  NET INCOME/(LOSS) PER SHARE

Basic net income per share is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if-converted method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended December 31, 2000 and 1999 as follows:

                                         Three Months Ended               Six Months Ended
                                             December 31                     December 31
                                         2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
Numerator for basic and
   diluted earnings per
   share - net income/(loss)         $  (704,279)    $(3,114,289)    $(2,150,779)    $(6,393,866)
                                     -----------     -----------     -----------     -----------

Denominator for basic
   earnings per share -
   weighted average Common
   shares                              4,578,928       3,105,330       4,578,670       2,612,754

Effect of dilutive securities
   Series B Preferred Stock                   --              --              --              --
   Series C Preferred Stock                   --              --              --              --
   Series D Preferred Stock                   --              --              --              --
   Employee stock options and
   warrants                                   --              --              --              --
                                     -----------     -----------     -----------     -----------
Income/(loss) per share
   Basic and diluted                 $     (0.15)    $     (1.00)    $     (0.47)    $     (2.45)
                                     -----------     -----------     -----------     -----------

Potentially dilutive securities
excluded from computations as the
effect would be antidilutive
                                       2,389,709       3,439,010       2,522,585       4,230,557
                                     -----------     -----------     -----------     -----------

4.  INVENTORIES

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. As of the dates indicated, the Company's inventories were as follows:

                               12/31/00      6/30/00
                               --------     ---------
      Raw materials            $412,744     $ 439,390
      Work in process            21,112            --
      Finished goods             24,213        58,070
      Inventory reserve        (328,199)     (356,901)
                               --------     ---------

             Total             $129,870     $ 140,559
                               ========     =========


5.   REVENUE RECOGNITION

Revenues consist of sales of hardware to end users and license fees from third party manufacturers. The Company currently derives most of its revenues from licensees authorized to manufacture and sell the Company's products to end users, and to a lesser extent revenues are derived from direct sales of products and services to customers.

The Company recognizes revenues in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Revenues from sales to end-users are recognized upon shipment. The Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors and licensee manufacturers until such distributors and licensee manufacturers resell the Company's products to their customers. Revenues from services are generally recognized as services are performed.

The Company provides a 12-month warranty for all products sold directly to customers. The Company also provides design warranty for products manufactured and sold by licensees to their customers. The Company provides for estimated warranty costs related to such sales at the time of shipment to end-users and for estimated design warranty costs when the manufacturers licensee revenues are recognized.

Payment received in advance from customers for whom the related products have not been shipped are recorded as deferred revenues until shipped. Advance payments received from distributors and licensee manufacturers are also recorded as deferred revenues until shipment to end-users has occurred

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, the Company will be required to adopt SAB 101 in the fourth quarter of the Company's fiscal year 2001. Management has evaluated the effect of the adoption of SAB 101 and has determined that the Company's current revenue recognition policies comply with SAB 101.

6.  RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. Such costs incurred during the six months ended December 31, 2000 and 1999 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.


7.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. At December 31, 2000, the Company's property and equipment were as follows:

                                                                    Cost
                                                                 ---------
          Office Equipment                                       $ 295,894
          Engineering and production equipment                     227,241
          Computer equipment and software                          216,647
          Furniture and fixtures                                    85,451
          Leasehold improvements                                   156,853
                                                                 ---------
          Subtotal                                                 982,086
             Less - Accumulated depreciation                      (687,542)
                                                                 ---------

          Total                                                  $ 294,544
                                                                 =========


8.  COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and six months ended December 31, 2000 and 1999, the Company's comprehensive income was equal to the net loss for each of the two periods, respectively.


9.  MINORITY INTEREST

As a result of the deconsolidation of Crossvue from the Company's financial results starting August 16, 2000, the Minority Interest was eliminated on the Company's balance sheet at December 31, 2000. The value of the Minority Interest of $2,196,187 at June 30, 2000 represents the net proceeds of the minority stockholders' investment in Crossvue's Series A Preferred Stock, less their share in the subsidiary's loss during fiscal 2000. The accompanying income statement reflects the minority stockholders' share of $145,545 in the subsidiary's loss during the period from July 1 through August 15, 2000 based on the percentage of its holdings in the subsidiary's total outstanding common and preferred shares during such period.

10. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMER

One of the Company's directors is a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. ("Welch Allyn") with whom the Company has a licensing agreement through its Hand Held Products ("HHP-Welch Allyn") affiliate. During the first half of fiscal 2001, the Company received $2,280,000 in license fees and purchased $263,000 worth of materials and finished goods from HHP-Welch Allyn.

HHP-Welch Allyn was the Company's single largest customer during the first half of fiscal 2001 and accounted for 79% of the Company's total revenues.

On December 29, 2000, the Company entered into a non-exclusive License Agreement with HHP-Welch Allyn that replaces the manufacturing, license and distribution agreement dated January 11, 2000 between the two companies. Under terms of the new license agreement, @pos.com will receive a one-time paid-up license fee of $2.5M. No revenue was recognized in the current period under this agreement. The revenue will be recognized when all deliverables under the new contract are completed and the requirements of SOP 97-2 are met. As of December 31, 2000, the Company had recorded accounts receivable and deferred revenue of $625,000 related to that agreement.

11.   SEGMENT INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected information regarding the performance of @POS.com and Crossvue for the six months ended December 31, 2000 (in $thousands):

--------------------------------------------------------------------------------------
                          @pos.com         Crossvue
                          (6 mos.)        (1.5 mos.)*     Elimination    Consolidated
--------------------------------------------------------------------------------------
Revenue from
External Customers        $ 2,893                0              0          $ 2,893
--------------------------------------------------------------------------------------
Intersegment
Revenue                         0               37            (37)               0
--------------------------------------------------------------------------------------
Operating Expenses          3,449            1,040            (37)           4,452
--------------------------------------------------------------------------------------
Net Profit (Loss)          (1,281)          (1,015)           145           (2,151)
--------------------------------------------------------------------------------------
Total Assets              $ 3,050                0              0          $ 3,050
--------------------------------------------------------------------------------------

* See Note 2.

Starting August 16, 2000, Crossvue is no longer included as a segment in the Company's financial statements. The only consolidated information is the revenue and expenses for July 1, 2000 to August 15, 2000 (1.5 months) as listed above. The eliminations between the two segments are intersegment consulting revenue and expenses and the minority interest share of Crossvue's current year loss.

Prior to Crossvue's legal formation on January 15, 2000, its expenses were not maintained separately but were integrated in the Company's books. Because of this, a segmentation of prior year's comparative results is not practicable.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities", which the Company adopted beginning on July 1, 2000. Under this pronouncement, all derivatives must be recognized as assets and liabilities and measured at fair value. The adoption of SFAS No. 133 has had no impact on the Company's financial position or results of operations during the first half of fiscal year 2001.

13.  SUBSEQUENT EVENT

On April 14, 2000, the Company and IVI Checkmate entered into a License Agreement. In January 2001, the Company received a Notice of Breach from IVI Checkmate that alleges that @POS.com has failed to comply with certain provisions of the agreement. Under terms of the agreement, @POS.com has 30 days to cure any alleged breach. To date, @POS.com has not received any revenue under the agreement, and IVI Checkmate has not alleged any financial claims against @POS.com.

In February 2001, @POS.com entered into a non-exclusive worldwide Manufacturing, Distribution and Licensing Agreement with ID Tech, Inc. (ID Tech). Under terms of the agreement, @POS.com will receive royalties upon the sale of iPOS TC, iPOS 3100 and 1500 point-of-sales terminals manufactured by ID Tech. The agreement grants to ID Tech the right to manufacture the devices under their private label and obligates them to provide product warranties, engineering and technical support and third party manufacturing services to other @POS.com licensees.

14.  CONTINGENT LIABILITY

On January 12, 2000, @POS.com and Hewlett-Packard Verifone (Verifone) entered into a License, Development and Distribution Agreement. On April 12, 2000, as contemplated by the agreement, @POS.com assigned certain of its rights and obligations under the agreement to ReceiptCity.com (since renamed Crossvue, Inc.), then a majority-owned subsidiary of the Company. By letter of October 17, 2000, Verifone provided @POS.com and Crossvue with notice that Verifone believed that each of them had breached certain of their obligations under the agreement. In December 2000, @POS.com received a Notice of Termination from Verifone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2M, which represents prepaid license fees and inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as Other Current Liabilities as of December 31, 2000. The claim for payments totaling $488,000 made by Verifone to @POS.com for inventory has not been reserved as a liability at December 31, 2000. The Company believes that the asserted claims will not materially affect its financial position, future operating results or cash flow, although no assurance can be given with respect to the ultimate outcome of any such claims.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of @POS.com, Inc. and its majority owned subsidiary (see Note 2 to the Financial Statements), including the notes thereto (see Part I, Item 1) and the section entitled "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company", or "@POS.com") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the Company's and Crossvue's mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, availability of components, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, the extent to, which the POS device market accepts our products, our ability to develop new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and other issues and uncertainties discussed below. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission ("the Commission"), particularly the quarterly reports on Form 10-QSB, and any current reports on Form 8-K.


OVERVIEW AND DEVELOPMENTS

@POS.com, Inc. has developed technologies that allow merchants to web-enable the point-of-sale ("POS") environment. These technologies are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. By web-enabling POS transaction terminals, merchants should in the future be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services to consumers. The Company intends to further develop this technology to provide merchants with tools that may improve customer retention, increase frequency of customer contact, establish new revenue streams and reduce costs.

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

In January 2000, the Company announced the formation of a then wholly owned subsidiary, Crossvue.com, Inc. ("Crossvue"), formerly ReceiptCity.com. Crossvue provides merchants and consumers with services that enable secure electronic receipt storage and retrieval and presents personalized e-messages online and at the POS. In connection with the capitalization of Crossvue, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and some intellectual property, including 15 awarded or applied patents, to Crossvue. Employee resources were also split between the two companies.

The strategic spin-off allows Crossvue to focus on its own business model and product development and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience.

As of December 31, 2000, @POS.com owned approximately 45% (35% after reflecting the exercise of all outstanding options and warrants) of the equity securities of Crossvue.

The Company's historical revenue model was based solely upon the direct sale and distribution of its products. In January 2000, the Company entered into license agreements with Hand Held Products, a Welch Allyn affiliate ("HHP-Welch Allyn"), and Verifone, a division of Hewlett-Packard Company ("HP Verifone"). In May 2000, the Company entered into an additional license agreement with IVI Checkmate. The licensees are entitled to manufacture under their private label the devices designed by the Company. The Company continues to seek new channel partners to manufacture, sell and support @POS technology in traditional retail markets, as well as adopt the use of the technology in non-traditional markets such as kiosks.

@POS.com's family of product designs under license includes the iPOS TC, the iPOS 3100 and the PenWare 1500 and 1100. The iPOS TC is a web-based transaction-processing terminal with interactive marketing message display functionality. The iPOS 3100 can be used for signature capture and personal identification number input required for debit and credit transactions, as well as promotion message and line item display. The Company's PenWare 1500 and 1100 are signature capture devices that have helped to extend the useful life of retailers' installed systems.

During the first quarter of fiscal 2001, the Company launched a development effort to create a new application specific integrated circuit ("ASIC") based secure input component, in part built on technologies the Company has patented or for which patents have been applied. The Company has entered into discussions with strategically significant technology companies seeking funding to develop products or components based on this new technology. There is no assurance that the further development of this technology will result in successful commercialization, nor that current or future discussions with potential corporate funding sources will result in funding for this effort.

For the six months ended December 31, 2000, license fees of $2,280,000 from HPP-Welch Allyn accounted for 79% of the Company's total revenues, compared with no licensing revenue from HHP-Welch Allyn for the first half of fiscal 2000. The Company has not yet recognized any revenues with respect to its agreements with HP Verifone and IVI Checkmate. For the first six months of fiscal 2001, no single customer for hardware sales accounted for more than 10% of the Company's total revenue.

On December 29, 2000, @POS.com entered into a license agreement with HHP-Welch Allyn that replaced the manufacturing, license and distribution agreement between the two companies dated January 11, 2000, and settled the dispute between the parties where each alleged that the other had breached the January 11, 2000 agreement. The new agreement gave HHP-Welch Allyn a non-exclusive, worldwide and perpetual license to @POS.com's PW1100, PW1500 and iPOS 3100 technology platforms. HHP-Welch Allyn assumed all warranty obligations for these products sold by either @POS.com or HHP-Welch Allyn after January 11, 2000 to companies that were customers of HHP-Welch Allyn on December 29, 2000. HHP-Welch Allyn has the right to modify the technology, and will retain ownership of all such modifications made by it. Under the terms of the license agreement, @POS.com will receive a license fee of $2.5M, to be paid in several installments upon HHP-Welch Allyn receipt of @POS.com deliverables in accordance with the terms of the license agreement. The Company recognized no revenue in the current period under this agreement.

On January 12, 2000, @POS.com and Hewlett-Packard Verifone (Verifone) entered into a License, Development and Distribution Agreement. On April 12, 2000, as contemplated by the agreement, @POS.com assigned certain of its rights and obligations under the agreement to ReceiptCity.com (since renamed Crossvue, Inc.), then a majority-owned subsidiary of the Company. By letter of October 17, 2000, Verifone provided @POS.com and Crossvue with notice that Verifone believed that each of them had breached certain of their obligations under the agreement. In December 2000, @POS.com received a Notice of Termination from Verifone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2M, which represents prepaid license fees and inventory purchases. @POS.com has advised Verifone that it does not believe that it has breached the agreement, and has alleged that the attempted termination of the agreement by Verifone has caused substantial damages to @POS.com. @POS.com and Verifone are discussing resolution of this dispute. If the parties fail to settle this dispute, and if Verifone prevails on all of its claims, @POS.com would have liability to Verifone for prepaid royalties, fees and inventory purchases totaling $1.2M. See accompanying Note 14 to the unaudited condensed consolidated financial statements regarding Contingent Liability.

On April 14, 2000, the Company and IVI Checkmate entered into a License Agreement. In January 2001, the Company received a Notice of Breach from IVI Checkmate that alleges that @POS.com has failed to comply with certain provisions of the agreement. Under the terms of the agreement, @POS.com has 30 days to cure any alleged breach. @POS.com does not believe that it has breached the agreement. To date, @POS.com has not receive any revenue under the agreement, and IVI Checkmate has not alleged any financial claims against @POS.com.

In February 2001, @POS.com entered into a non-exclusive worldwide Manufacturing, Distribution and Licensing Agreement with ID Tech. Under terms of the agreement, @POS.com will receive royalties upon the sale of iPOS TC, iPOS 3100 and 1500 point-of-sale terminals manufactured by ID Tech. The agreement grants to ID Tech the right to manufacture the devices under their private label and obligates them to provide product warranties, engineering and technical support and third party manufacturing services to other @POS.com licensees.

As the Company fully implements its new licensing model, it anticipates that its revenue base will become increasingly dependent on license fees derived from its channel partners. Cancellation or lack of orders from any of these channel partners' customers, termination of licensing agreement, inability to obtain new partners, as well as inability to assist its partners in successfully developing new markets for the Company's products could adversely impact the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

For the three months ended December 31, 2000, total revenues were $1,357,000, a decline of $74,000, or 5%, from the same period in the previous fiscal year. Gross profits for the quarter were $992,000, an increase of $628,000 or 172% over gross profits in the same period last year. Gross margin for this period was 73%, increasing 48 percentage points over gross margin in the same period last year. Net losses for the quarter were $704,000, or $(0.15) per share, compared to net losses of $3,114,000 or $(1.00) per share, for the same three-month period in fiscal 2000.

Second quarter 2001 revenues, gross profit and net income were impacted by shortages of key components experienced by the Company's contract manufacturer. Customer orders received by the Company for which shipments were delayed by these shortages totaled $751,000 as of December 31, 2000.

For the six months ended December 31, 2000, total revenues, were $2,893,000 compared to $3,666,000 in the same period a year ago, a decline of $773,000 or 21%. Gross profits were $2,136,000, increasing $1,060,000, or 98%, over the same period in the previous year. Gross margin for the six-month period was 74% compared to 29% in the first six months of fiscal 2000. Net losses for the first six months of the fiscal year were $2,151,000 or $(0.47) per share, compared to net losses of $6,394,000 or $(2.45) per share, for the same period last year.

During the most recent quarter and year-to-date, the Company's gross margins have improved over levels experienced last year because of a significant decline in cost of revenues. The decline in cost of revenues is reflective of a shift toward revenues from licensing fees, for which cost, as a percent of revenues is significantly lower when compared to direct product sales. Licensing fees were $1,032,000, or 76% of total revenues in the most recent quarter, compared to $16,000, or 1.1% of total revenues for the same period last year. Year-to-date licensing fees were $2,292,000 and represent 79% of total revenues compared to $105,00 or 3% of total revenues last year.

Net losses for the Company has declined in the most recent quarter, in part, because of significant reductions in operating expenses.

Operating expenses for the quarter ended December 31, 2000 totaled $1,731,000, a decrease of $1,648,000 or 49% from the same period of last year. The lower expenses primarily reflect Crossvue as a separate entity from @POS.com on December 31, 2000. Operating expenses for the six months ended December 31, 2000 for @POS.com totaled $4,452,000 including $891,000 relating to Crossvue for the period July 1 - August 15, 2000.

While salary and other compensation-related expenses ($2,104,000) continue to be the largest of the Company's expenses in the six months ended December 31, 2000, other major expenses included consultants for engineering ($475,000), legal fees ($273,000), and rent ($109,000).

Interest and other charges were down by $81,000 or 55% from the year ago period due to lower borrowings.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 2001, the Company's operating activities used approximately $1,596,000 compared to $1,813,000 during the same period last year. Net loss from operations (including adjustments to reflect the impact of non-cash charges), together with the impact of deconsolidating Crossvue's cash flow, the decreases in accounts receivable, long-term assets and other current liabilities reduced cash by approximately $3,523,000. This outflow was partly offset by cash inflow of $1,927,000 from increases in deferred revenue, inventories, accounts payable, prepaid expenses and other assets. Cash used for investment activities related to purchases of property, plant and equipment worth $109,028. The Company financed its operations during the quarter primarily through the collection of receivables and advance payments received from a large customer.

As described in Note 2 to Financial Statements included in Part I, Item 1 of this filing, Crossvue received $16.5 million in August 2000 from the issuance of approximately 8.4 million shares of its Series B convertible preferred stock. As a result of this financing, the Company's ownership of Crossvue decreased to 45% (35% after reflecting the exercise of all outstanding options and warrants to purchase shares of Crossvue stock) of Crossvue's outstanding equity securities, and the Company ceased to consolidate Crossvue's results in its financial statements commencing August 16, 2000.

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


IMPACT OF CURRENCY AND INFLATION

The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. During the first half of fiscal year 2001, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Company's financial results for the periods included in this report have not been significant.


FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-QSB and the factors discussed in the Company's latest Annual Report on Form 10-KSB, filed with the

Commission, investors evaluating the Company and its business should carefully consider the following factors, that may have a significant impact on the Company's business, operating results and financial condition. The factors set forth below and elsewhere in this Form 10-QSB and in the Company's Annual Report on form 10-KSB, could cause actual results to differ materially from any forward-looking statements. These factors include but are not limited to the following:

LIMITED LIQUIDITY RESOURCES. The Company continues to pursue other debt or equity transactions that could provide additional financing for future expansion. However, there is no assurance that additional funding will be obtained. If the Company is unsuccessful in raising additional capital, alternative sources of financing may be sought at significantly less favorable terms, if at all.

UNPREDICTABLE AND FLUCTUATING OPERATING RESULTS: The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, including component shortages experienced by the Company's contract manufacturer, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

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

DEPENDENCY ON LARGE CUSTOMERS: The Company currently relies upon HHP-Welch Allyn for a significant percentage of its revenues. As disclosed in Note 10 to the financial statements included in this filing, future revenues from HHP-Welch Allyn will be limited under terms of the new agreement. While the Company continues in its efforts to expand its customer base, the Company's revenues will decrease significantly if it is unable to develop other significant large customers as a source of revenues. Furthermore, there are no assurances the company will be successful in attracting new customers or partners.

CLAIMS OF INFRINGEMENT ON OTHERS' PROPRIETARY RIGHTS: The Company cannot prevent someone else from asserting a claim against the Company for violating their technology rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action. The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to enforce any patents the Company may receive and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and the Company may not prevail in any litigation. Any such litigation could be costly, could harm the Company's reputation and could divert the efforts and attention of its management and technical personnel from normal business operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights and other intellectual property, subject the Company to significant liabilities, require us to seek licenses from third parties or prevent the Company from licensing or practicing its technology, including making, using or selling its products, any or all of which could harm the Company's business.

SINGLE COMPONENT MANUFACTURER/SUPPLIERS. The Company depends on other manufacturers and suppliers for some of its products and certain components used in its products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from a single supplier. This supplier experienced component shortages during this period and may experience shortages in the future. The failure to obtain these products or components in sufficient quantity and in a timely manner could adversely affect the Company.

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. The Company's future performance depends upon the continued service of a number of senior management and key technical personnel including Llavanya Fernando, the Company's Chief Executive Officer; Gary Rummelhoff, Chief Financial Officer; James Boyer, Vice-President of Business Development; and Simon Lee, Director of Engineering. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. Mr. Fernando was appointed as the Company's Chief Executive Officer by the Company's Board of Directors on Jan. 26, 2001 but has served as the Company's Chief Technical Officer since August 1998. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.


PART II:  OTHER INFORMATION

ITEM 4:

On January 5, 2001, the Company sent to stockholders, and filed with the Securities and Exchange Commission on Schedule 14C, a definitive information statement. The information statement was furnished in connection with the receipt by the Company of written consents of stockholders representing a sufficient number of shares of the Company's outstanding capital stock to amend the Company's Bylaws to set the quorum requirement for meetings of the Board of Directors at a majority of the directors then in office but in no event less than one-third of the entire Board of Directors and to provide that vacancies in the Board of Directors may be filled solely by the Board of Directors. The written consents received represented 1,791,058 shares of Common Stock, 443,935 shares of Series B Preferred Stock and 1,273,149 shares of Series D Preferred Stock.

ITEM 5:   OTHER INFORMATION


After the amendment of the Company's Bylaws, effective January 25, 2001, the following officer and director changes occurred:

Llavan Fernando was appointed as a Director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Fernando has served as Chief Operating Officer since January 2000, Chief Technology Officer from August 1998 to January 2000, and Vice President of Engineering from December 1995 to August 1998. Prior to joining the Company, Mr. Fernando served as vice president of research and development at Inforite Corporation, a hand held device company, from May 1995 to November 1995. From March 1993 until May 1995, Mr. Fernando held the position of strategic business development manager at Wyse Technology, a terminal peripherals manufacturing company. Mr. Fernando received B.S. and M.S. degrees in the field of electronics and systems engineering from the University of Reading.

Matthew C. Graves was appointed as a Director of the Company. Mr. Graves has served as Vice President-Mergers & Acquisitions at Commerce One, a marketplace solutions company, since October 2000. Prior to joining Commerce One, Mr. Graves served as Senior Vice President of Business Development at Biztro, Inc. from March 2000 to October 2000. From November 1999 to March 2000, Mr. Graves served as President and a director of Allstate Bank. From January 1997 to October 2000, Mr. Graves served as Senior Vice President of Payments Strategies at Wells Fargo Bank, N.A. From October 1989 to January 1997, Mr. Graves served as President at FirsTech, Inc., a payment solutions company. Mr. Graves received a B.S. in Accountancy from Northern Illinois University and an M.B.A. from the University of Illinois.

Aziz Valliani resigned as Director and Chairman of the Board of the Company effective January 26, 2001.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         3(ii)  Amended and Restated By-Laws of the Company

         10.1   @POS.com Licensing Agreement with Welch Allyn

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        @POS.com, Inc.



Date:  February 14, 2001                By:  /s/ Gary Rummelhoff
                                            ------------------------------------
                                                 Gary Rummelhoff
                                                 Chief Financial Officer and
                                                 Vice President of Operations
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)

                                 EXHIBIT INDEX

No.                      Description
---                      -----------
 3.(ii)   Amended and Restated By-Laws of the Company

10.1      @POS.com License Agreement with Welch Allyn