Form 10QSB
period 2001-03-31
ATPOS COM INC
filed 2001-05-15
CIK 893855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2001

OR

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT

For  the  transition  period  from  _______  to  _______


Commission  File  Number  0-23152

                                 @POS.COM, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      33-0253408
    -------------------------------                   ------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                       3051 NORTH FIRST STREET, SAN JOSE, CA  95134
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 468-5400
                     --------------------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number  of  shares  of  issuer's  common stock outstanding as of April 30, 2001:
4,578,938


Transitional  Small  Business  Disclosure  Format:  Yes  [ ]   No  [X]

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART  I.   FINANCIAL  INFORMATION


Item  1.   Condensed  Financial  Statements

           Condensed  Balance  Sheets  at  March  31, 2001 and                 3
           June  30,  2000

           Condensed  Statements  of  Operations  for  the
           Three  Months  Ended  March  31,  2001  and  2000                   4

           Condensed  Statements  of  Operations  for  the                     5
           Nine  Months  Ended  March  31,  2001  and  2000

           Condensed  Statements  of  Cash  Flows  for  the
           Nine  Months  Ended  March  31,  2001  and  2000                    6

           Notes  to  Condensed  Financial  Statements                         7

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                            12

PART  II.  OTHER  INFORMATION

Item  5.   Other  Information                                                 18

Item  6.   Exhibits  and  Reports  on  Form  8-K                              18

Signature                                                                     18

PART  I:  FINANCIAL  INFORMATION
ITEM  1:  CONDENSED  FINANCIAL  STATEMENTS

                                 @POS.COM, INC.
                            CONDENSED BALANCE SHEETS

ASSETS
                                                 March 31, 2001    June 30,2000
                                                   (Unaudited)    (Consolidated)
                                                ----------------  ---------------
Current assets:
  Cash and cash equivalents                     $       951,050   $    2,891,692
  Accounts receivable (net of allowance
   for bad debts of $32,676 at 3/31/01
   and $50,116 at 6/30/00)                              300,314          771,597
Other receivables                                       109,226                -
Inventories, net                                        171,463          140,559
Prepaid expenses and other current
    assets                                              389,263          445,742
                                                ----------------  ---------------

          Total current assets                        1,921,316        4,249,590
                                                ----------------  ---------------

Property and equipment                                  974,299        2,617,648
  Less:  Accumulated depreciation                      (693,843)      (1,207,695)
                                                ----------------  ---------------
Property and equipment, net                             280,456        1,409,953
                                                ----------------  ---------------
Other long-term assets                                  102,500          125,000
                                                ----------------  ---------------
          Total assets                          $     2,304,272   $    5,784,543
                                                ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                              $       921,878   $      440,220
  Accrued liabilities                                   314,899          595,004
  Notes payable                                               -        2,000,000
  Bank overdraft                                              -           73,386
  Deferred revenues                                   1,178,800          721,120
  Other current liabilities                             834,510          267,475
  Capital lease obligations, current                     44,431          175,308
                                                ----------------  ---------------

          Total current liabilities                   3,294,518        4,272,513
                                                ----------------  ---------------

Capital lease obligations, non-current                   40,113          675,258
                                                ----------------  ---------------
Minority interest                                             -        2,196,187
                                                ----------------  ---------------

Stockholders' equity:

  Series B convertible preferred stock                      461              461
  Series D convertible preferred stock                    1,273            1,273
  Common stock                                            4,578            4,575
  Additional paid-in capital                         23,412,305       19,754,208
  Accumulated deficit                               (24,448,976)     (21,119,932)
                                                ----------------  ---------------
          Total stockholders' equity (deficit)
          (deficit)                                  (1,030,359)      (1,359,415)
                                                ----------------  ---------------
          Total liabilities and
          Stockholders' equity                  $     2,304,272   $    5,784,543
                                                ================  ===============


The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                             2001           2000
                                                       (Consolidated)
                                         ------------  ---------------
Product sales and other revenues         $   996,806   $    1,885,090
License fees and other revenues from
   related party                                   -          215,524
                                         ------------  ---------------
Total revenues                               996,806        2,100,614

Cost of revenues                             573,060        1,616,415
                                         ------------  ---------------

Gross profit                                 423,746          484,199
                                         ------------  ---------------

Operating expenses:
   Selling, general and administrative     1,114,269        1,986,197
   Research and development                  525,346        1,592,210
                                         ------------  ---------------

      Total operating expenses             1,639,615        3,578,407
                                         ------------  ---------------

Operating loss                            (1,215,869)      (3,094,208)
                                         ------------  ---------------

Interest expense and other                    (6,786)        (562,448)
Interest income                               16,324           12,024
                                         ------------  ---------------
Loss before income taxes                  (1,206,331)      (3,644,632)
Benefit from income taxes                     28,066                -
Minority interest share in Crossvue's
(formerly ReceiptCity.com) losses                  -          152,924
                                         ------------  ---------------
Net loss                                 $(1,178,265)  $   (3,491,708)
                                         ============  ===============

Net loss per share:
   Basic                                      ($0.26)  $        (0.97)
   Diluted                                    ($0.26)  $        (0.97)

Weighted average shares outstanding:
   Basic and diluted                       4,578,930        3,616,864


     The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                               2001           2000
                                                         (Consolidated)
                                           ------------  ---------------
Product sales and other revenues           $ 1,597,762   $    5,469,693
License fees and other revenues from
  related party                              2,292,335          296,903
                                           ------------  ---------------


Total revenues                               3,890,097        5,766,596

Cost of revenues                             1,329,931        4,205,758
                                           ------------  ---------------

Gross Profit                                 2,560,166        1,560,838
                                           ------------  ---------------

Operating expenses:
   Selling, general and administrative       3,786,191        5,996,026
   Research and development                  2,304,981        4,952,581
                                           ------------  ---------------

      Total operating expenses               6,091,172       10,948,607
                                           ------------  ---------------

Operating loss                              (3,531,006)      (9,387,769)


Interest expense and other                     (72,000)        (708,479)
Interest income                                100,351           57,750
                                           ------------  ---------------
Loss before income taxes                    (3,502,655)     (10,038,498)
Benefit from income taxes                       28,066                -
Minority interest share in Crossvue's
  (formerly ReceiptCity.com) losses            145,545          152,924
                                           ------------  ---------------
Net loss                                   $(3,329,044)  $   (9,885,574)
                                           ============  ===============

Net loss per share:
   Basic                                        ($0.73)  $        (3.35)
   Diluted                                      ($0.73)  $        (3.35)

Weighted average shares outstanding:
   Basic and diluted                         4,578,757        2,947,457


     The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                  2001            2000
                                                             (Consolidated)
                                               ------------  ---------------
Cash flows from operating activities:
Net loss                                       $(3,329,044)  $   (9,885,574)
Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization                   79,387          396,609
    Provision for bad debts                         (7,763)         (10,708)
    Stock compensation expense                      10,329                -
    Issuance of common stock purchase
      warrants                                           -          901,353
    Other                                            1,695                -
Minority interest share in Crossvue's
(formerly ReceiptCity.com) losses                 (145,545)        (152,924)
Net impact of Crossvue deconsolidation            (438,712)               -
Changes in operating assets and liabilities:
    Accounts receivable                            295,894        4,450,143
    Other receivables                             (109,226)               -
    Inventories                                    (30,904)       1,371,100
    Prepaid expenses and other current assets      (69,273)        (196,750)
    Accounts payable                               984,219       (1,408,636)
    Accrued liabilities                           (135,882)         264,735
    Deferred revenues                              457,680          929,403
    Other current liabilities                      551,306                -
                                               ------------  ---------------
       Net cash used in operating activities    (1,885,839)      (3,341,249)
                                               ------------  ---------------

Cash flows from investing activities:
    Purchases of property and equipment               (968)        (777,015)
    Disposal of property and equipment                   -           13,729
                                               ------------  ---------------
       Net cash used in investing activities          (968)        (763,286)
                                               ------------  ---------------

Cash flows from financing activities:
   Short-term borrowing                                  -        2,402,505
   Repayments of short-term borrowing                    -       (3,630,483)
   Issuance or subscription of common stock          2,290        4,132,807
   Issuance of Crossvue preferred and common
        stock                                            -        2,669,049
   Cost of stock issuance                          (56,125)               -
                                               ------------  ---------------
Net cash provided by financing
   Activities                                      (53,835)       5,573,878
                                               ------------  ---------------

Net (decrease) increase in cash and cash
equivalents                                     (1,940,642)       1,469,343

Cash and cash equivalents at beginning of
    period                                       2,891,692        2,174,854
                                               ------------  ---------------

Cash and cash equivalents at end of period     $   951,050   $    3,644,197
                                               ============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                               3,302          208,090
Non-cash investing and financing activities:
    Capital equipment leases                       100,274                -


     The accompanying notes are an integral part of these condensed financial statements

                                 @POS.COM, INC.
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.  BASIS  OF  PRESENTATION

The financial information included herein for the nine months ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

2.  CONSOLIDATION

Crossvue (formerly ReceiptCity.com) is a development stage company and was formerly a majority-owned subsidiary of @POS.com. Crossvue completed a Series A and a Series B preferred stock round of financing in January 2000 and August 2000, respectively.

In conjunction with the Series B preferred stock round of financing, @POS.com's ownership of Crossvue's voting interests was reduced to approximately 45% (35% after reflecting the exercise of all-outstanding options and warrants to purchase shares of Crossvue stock). As a result @POS.com changed its method of accounting for its investment in Crossvue from consolidation to the equity method starting August 16, 2000. Crossvue operations are consolidated in @POS.com's consolidated financial statements through August 15, 2000 excluding the impact of the Series B preferred stock round of financing completed by Crossvue on that date.

Below is a summary of Crossvue's net assets prior to its deconsolidation at August 15, 2000:

Cash                                  828,645
Net property, plant and equipment   1,193,158
Other assets                          274,932
                                   -----------
     Total assets                   2,296,735
                                   -----------

Short and long-term debt           (2,000,000)
Other liabilities                  (1,476,545)
                                   -----------
     Total liabilities             (3,476,545)
                                   -----------
Net assets                         (1,179,810)
                                   ===========

Under the equity method of accounting, the book value of the investment in subsidiary is adjusted to reflect the Company's share in the subsidiary's net book value.

Holders of Crossvue's Series A and Series B preferred stock have prevailing rights on all of Crossvue's assets. Because @POS.com only owns common stock in Crossvue, @POS.com has virtually no rights on the net assets of Crossvue until the earlier of the conversion of Series A and Series B preferred stock to common stock or achievement of a sustainable profitability.

As  of  March  31,2001  Crossvue's  capitalization  table  is  as  follows:


                          Number of  Average price   Net investment($)
                           shares    per share ($)
                          ---------  --------------  -----------------
Common Stock              8,434,477            0.04            357,760
Series A preferred stock    938,983            2.95          2,583,145
Series B preferred stock  8,375,634            1.97         16,436,381

As a result @POS.com has kept its investment at the historical net book value of Crossvue at inception less its share in Crossvue's cumulative losses. @POS.com did not reevaluate its investment after the completion of Series A and Series B preferred stock round of financing by Crossvue, as it has no rights over the additional cash invested in its subsidiary.

@POS.com will reevaluate its investment at the earlier of the conversion of Crossvue Series A and Series B preferred stock into common stock, Crossvue's achievement of a sustainable profitability, or any other significant event that could significantly change Crossvue's net book value.

As of March 31, 2001, @POS.com's investment in Crossvue is carried at a zero value in @POS.com's financial statements as @POS.com's share in the accumulated losses incurred by Crossvue since its inception in January 2000 has exceeded the historical net book value of the Company's investment by approximately $6.8 million, as shown in the following table:

Historical net book value of @POS.com investment in
 Crossvue at January 15, 2000                           $   257,926
Share in Crossvue accumulated losses from January 16,
 2000 to June 30, 2000, between 86% and 100%             (3,115,186)
Share in Crossvue losses from July 1, 2000 to August
 15, 2000, approximately 86%                               (869,416)
Share in Crossvue losses from August 16, 2000 to
 March 31, 2001, approximately 45%                       (3,120,253)
                                                        ------------
Excess in share of Crossvue accumulated losses over
 @POS.com investment as of March 31, 2001               $(6,846,929)
                                                        ------------

The historical net book value of @POS.com investment in Crossvue corresponds to the Crossvue's net book value as of January 15, 2000, Crossvue's inception date.

3.  NET  LOSS  PER  SHARE

Basic net loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net loss per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if-converted method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2001 and 2000 as follows:

                                          Three Months Ended March 31 Nine Months Ended March 31

                                              2001          2000          2001          2000
                                          - - - - - -   - - - - - -   - - - - - -   - - - - - - -
Numerator for basic and
   diluted earnings per
   share - net loss                       $(1,178,265)  $(3,491,708)  $(3,329,044)  $(9,885,574)
                                          ------------  ------------  ------------  ------------
Denominator for basic
   earnings per share -
   weighted average Common shares           4,578,930     3,616,864     4,578,757     2,947,457

Effect of dilutive securities
   Series B Preferred Stock                        --            --            --            --

   Series C Preferred Stock                        --            --            --            --

   Series D Preferred Stock                        --            --            --            --

   Employee stock options and  warrants            --            --            --            --

   Employee stock options and warrants            --            --            --            --
                                          ------------  ------------  ------------  ------------
Loss per share
   Basic and diluted                      $     (0.26)  $     (0.97)  $     (0.73)  $     (3.35)
                                          ------------  ------------  ------------  ------------
Potentially dilutive securities excluded
from computations as the effect would be
antidilutive                                2,193,243     3,439,010     2,509,409     4,462,765
                                          ------------  ------------  ------------  ------------

4.  INVENTORIES,  NET

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. As of the dates indicated, the Company's inventories were as follows:

                     March        June
                    31, 2001    30, 2000
                   ----------  ----------
Raw materials      $ 153,460   $ 439,390
Finished goods        69,903      58,070
Inventory reserve    (51,900)   (356,901)
                   ----------  ----------

       Total       $ 171,463   $ 140,559
                   ==========  ==========

5.   REVENUE  RECOGNITION

Revenues consist of sales of hardware to end users and license fees from third party manufacturers. The Company currently derives most of its revenues from licensees authorized to manufacture and sell the Company's products to end users, and to a lesser extent revenues are derived from direct sales of products and services to customers.

The Company recognizes revenues in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition." Revenues from sales to end-users are recognized upon shipment. The Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors and licensee manufacturers until such distributors and licensee manufacturers resell the Company's products to their customers. Revenues from services are generally recognized as services are performed.

The Company provides a 12-month warranty for all products sold directly to customers. The Company also provides design warranty for products manufactured and sold by licensees to their customers. The Company provides for estimated warranty costs related to such sales at the time of shipment to end-users and for estimated design warranty costs when the manufacturers' licensee revenues are recognized.

Payments received in advance from customers for whom the related products have not been shipped are recorded as deferred revenues until shipped. Advance payments received from distributors and licensee manufacturers are also recorded as deferred revenues until shipment to end-users has occurred.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance the Company will be required to adopt SAB 101 in the fourth quarter of the Company's fiscal year 2001. Management has evaluated the effect of the adoption of SAB 101 and has determined that the Company's current revenue recognition policies comply with SAB 101.

6.RESEARCH  AND  DEVELOPMENT

Research and development costs are generally expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. Such costs incurred during the nine months ended March 31, 2001 and 2000 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

7.  PROPERTIES  AND  EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. At March 31, 2001, and June 30, 2000, the Company's property and equipment were as follows:


                                       March 31, 2001    June 30, 2000
                                      ----------------  ---------------
Office Equipment                      $       295,894   $      312,053
Engineering and production equipment          227,241          298,241
Computer equipment and software               216,647        1,732,235
Furniture and fixtures                        149,581           53,316
Leasehold improvements                         84,936          221,803
                                      ----------------  ---------------

Subtotal                                      974,299        2,617,648
   Less - Accumulated depreciation           (693,843)      (1,207,695)
                                      ----------------  ---------------

Total                                 $       280,456   $    1,409,953
                                      ================  ===============


8.  COMPREHENSIVE  LOSS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine months ended March 31, 2001 and 2000, the Company's comprehensive loss was equal to the net loss for each of the two periods, respectively.

9.  MINORITY  INTEREST

As a result of the deconsolidation of Crossvue from the Company's financial results starting August 16, 2000, the Minority Interest was eliminated on the Company's balance sheet at August 15, 2000. The value of the Minority Interest of $2,196,187 at June 30, 2000 represents the net proceeds of the minority stockholders' investment in Crossvue's Series A Preferred Stock, less their share in the subsidiary's loss during fiscal 2000. The accompanying income statement reflects the minority stockholders' share of $145,545 in the subsidiary's loss during the period from July 1 through August 15, 2000 based on the percentage of its holdings in the subsidiary's total outstanding common and preferred shares during such period.

10.  RELATED  PARTY  TRANSACTIONS  AND  SIGNIFICANT  CUSTOMERS

One of the Company's directors is a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. ("Welch Allyn"). Welch Allyn owns approximately 1,273,000 shares of the Company's Preferred D Stock. The Company has a licensing agreement through its Hand Held Products affiliate, HHP-Welch Allyn. During the first nine months of fiscal 2001, the Company received $2.9 million in license fees (of which $625,000 were booked as deferred revenue as of March 31, 2001) and purchased $787,000 worth of materials and finished goods from HHP-Welch Allyn.

HHP-Welch Allyn was the Company's single largest customer during the first nine months of fiscal 2001 and accounted for 59% of the Company's total revenues.

On December 29, 2000, the Company entered into a non-exclusive License Agreement with HHP-Welch Allyn that replaces the manufacturing, license and distribution agreement dated January 11, 2000, between the two companies. Under terms of the new license agreement, @POS.com will receive a one-time paid-up license fee of $2.5 million. No revenue has been recognized under this agreement. The revenue will be recognized when all deliverables under the new contract are completed and the criteria of SOP 97-2 are met. As of March 31, 2001, the Company had received $625,000 relating to this agreement and recorded such amount as deferred revenue.

In addition to HHP-Welch Allyn, the Company's other significant customer is IBM Corporation. The Company's sales to IBM during the nine months ended March 31, 2001 amounted to $860,280 or approximately 22% of total revenue.

11.   SEGMENT  INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected information regarding the performance of @POS.com and Crossvue for the nine months ended March 31, 2001 (in thousands):

--------------  -------------  ------------  -------------  ------------
                  @POS.com       Crossvue
                   (9 mos.)      (1.5 mos.)*  Elimination   Consolidated
--------------  -------------  ------------  -------------  ------------
Revenue from    $      3,890             0              0   $     3,890
External
Customers
--------------  -------------  ------------  -------------  ------------
Inter-segment              0            37            (37)            0
Revenue
--------------  -------------  ------------  -------------  ------------
Operating              5,088         1,040            (37)        6,091
Expenses
--------------  -------------  ------------  -------------  ------------
Net Loss              (2,459)       (1,015)           145        (3,329)
--------------  -------------  ------------  -------------  ------------
Total Assets    $      2,304             0              0   $     2,304
--------------  -------------  ------------  -------------  ------------

* See Note 2.

Starting August 16, 2000, Crossvue is no longer included as a segment in the Company's financial statements. The only consolidated information is the revenues and expenses from July 1, 2000 to August 15, 2000 (1.5 months) as listed above. The eliminations between the two segments are inter-segment consulting revenue and expense and the minority interest share of Crossvue's current year loss.

Prior to Crossvue's legal formation on January 15, 2000, its expenses were not maintained separately but were integrated in the Company's books. Because of this, a segmentation of prior year's comparative results is not practicable.

12.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138 during the period for the nine months ended March 31, 2001.

13.  CONTINGENT  LIABILITY

On January 12, 2000, @POS.com and Hewlett-Packard HP VeriFone ("HP VeriFone") entered into a License, Development and Distribution Agreement. On April 12, 2000, as contemplated by the agreement, @POS.com assigned certain of its rights and obligations under the agreement to ReceiptCity.com (since renamed Crossvue) then a majority-owned subsidiary of the Company. By letter of October 17, 2000, HP VeriFone provided @POS.com and Crossvue with notice that HP VeriFone believed that each of them had breached certain of their obligations under the agreement. In December 2000, @POS.com received a Notice of Termination from HP VeriFone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2 million, which represents prepaid license fees and payment for inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as other current liabilities as of March 31, 2001. The claim for payments totaling $488,000 made by HP VeriFone to @POS.com for inventory purchases has not been reserved as a liability at March 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements of @POS.com, Inc. and its majority owned subsidiary (see Note 2 to the Condensed Financial Statements), including the notes thereto (see Part I, Item 1) and the section entitled "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company", or "@POS.com") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the Company's and Crossvue's mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, availability of components, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, the extent to which the POS device market accepts our products, our ability to development new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and other and issues and uncertainties discussed below. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission ("the Commission").

OVERVIEW  AND  DEVELOPMENTS

@POS.com, Inc. has developed technologies that have been incorporated into the Company's secure interactive transaction systems for the point-of-sale ("POS") environment. These technologies allow the Company's interactive POS terminals to perform high-level encryption, capture signatures electronically and access the Internet at the POS. The Company's POS terminals are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. By web-enabling POS transaction terminals, merchants should in the future be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services to consumers. The Company intends to further develop this technology to provide merchants with tools that may improve customer retention, increase frequency of customer contact, establish new revenue streams and reduce costs.

Effective June 29, 1999, the Company changed its name to @POS.com, Inc. The Company was incorporated in Delaware in 1992 under the name MobiNetix Systems, Inc. The Company's wholly owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. PenWare previously developed, sold and licensed products such as the PenWare 100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @POS.com.

In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd, a then 100% owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and use human resources available in software development in the Asian Pacific countries.

In January 2000, the Company announced the formation of a then wholly owned subsidiary, Crossvue, Inc. ("Crossvue"), formerly ReceiptCity.com, Inc. Crossvue provides merchants and consumers with services that enable secure electronic receipt storage and retrieval and presents personalized e-messages online and at the POS. In connection with the capitalization of Crossvue, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and some intellectual property, including 15 awarded or applied patents, to Crossvue. Employee resources were also split between the two companies.

The strategic spin-off allows Crossvue to focus on its own business model and product development and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience.

As of March 31, 2001, @POS.com owned approximately 45% (35% after reflecting the exercise of all outstanding options and warrants) of the equity securities of Crossvue.

The Company's historical revenue model was based solely upon the direct sale and distribution of its products. In January 2000, the Company entered into license agreements with Hand Held Products, a Welch Allyn affiliate ("HHP-Welch Allyn"), and Verifone, a division of Hewlett-Packard Company ("HP Verifone"). In May 2000, the Company entered into an additional license agreement with IVI Checkmate. The licensees are entitled to manufacture under their private label the devices designed by the Company. The Company continues to seek new channel partners to manufacture, sell and support @POS.com technology in traditional retail markets, as well as adopt the use of the technology in non-traditional markets such as kiosks.

@POS.com's family of products includes the iPOS TC, the iPOS 3100 and the PenWare 1500 and 1100. The iPOS TC is a web-based transaction-processing terminal with interactive marketing message display functionality. The iPOS 3100 can be used for signature capture and personal identification number input required for debit and credit transactions, as well as promotion message and line item display. The Company's PenWare 1500 and 1100 are signature capture devices that have helped to extend the useful life of retailers' installed systems.

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

For the nine months ended March 31, 2001, license fees of $2.3 million from HHP-Welch Allyn accounted for 59% of the Company's total revenues, compared with $207,000 licensing revenue from HHP-Welch Allyn during the same period of fiscal 2000. The Company has not yet recognized any revenues with respect to its agreements with HP HP VeriFone and IVI Checkmate. For the first nine months of fiscal 2001, only one customer for hardware product sales accounted for more than 10% of the Company's total revenue. Revenue from the sale of products to this customer, IBM, amounted to $860,000 or 22% of total revenues.

On December 29, 2000, @POS.com entered into a license agreement with HHP-Welch Allyn that replaced the manufacturing, license and distribution agreement between the two companies dated January 11, 2000, and settled a dispute between the parties where each alleged that the other had breached the January 11, 2000 agreement. The new agreement gave HHP-Welch Allyn a non-exclusive, worldwide and perpetual license to @POS.com's PW1100, PW1500 and PW3100 technology platforms. HHP-Welch Allyn assumed all warranty obligations for these products sold by either @POS.com or HHP-Welch Allyn after January 11, 2000 to companies that were customers of HHP-Welch Allyn on December 29, 2000. HHP-Welch Allyn has the right to modify the technology and will retain ownership of all such modifications made by it. Under the terms of the license agreement, @POS.com will receive a license fee of $2.5 million, to be paid in several installments upon receipt by HHP-Welch Allyn of @POS.com deliverables in accordance with the terms of the license agreement. As of March 31, 2001, @POS.com had completed the delivery of a portion of the deliverables such that the Company received a progress payment of $625,000. Because @POS.com had not completed all of the deliverables as of March 31, 2001, the Company deferred $625,000 in payments received associated with this agreement through March 31, 2001.

On  January  12,  2000,  @POS.com  and  HP  VeriFone  entered  into  a  License,
Development and Distribution Agreement. On April 12, 2000, as contemplated by the agreement, @POS.com assigned certain of its rights and obligations under the agreement to ReceiptCity.com (since renamed Crossvue), then a majority-owned subsidiary of the Company. By letter of October 17, 2000, HP VeriFone provided @POS.com and Crossvue with notice that HP VeriFone believed that each of them had breached certain of their obligations under the agreement. In December 2000, @POS.com received a Notice of Termination from HP VeriFone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2 million, which represents prepaid license fees and inventory purchases. @POS.com has advised HP VeriFone that it does not believe that it has breached the agreement and has alleged that the attempted termination of the agreement by HP VeriFone has caused substantial damages to @POS.com. @POS.com and HP VeriFone are discussing resolution of this dispute, and @POS.com is continuing product development related to deliverables specified in the agreement, with the goal that @POS.com will cure the alleged breaches and revise the terms and conditions of the original license agreement between the two parties. If the parties fail to settle this dispute, and if HP VeriFone prevails on all of its claims, @POS.com would have a liability to HP VeriFone for prepaid royalties, fees and inventory purchases totaling $1.2 million. See accompanying Note 13 to the unaudited condensed financial statements regarding Contingent Liability.

In February 2001, @POS.com entered into a non-exclusive worldwide Manufacturing Distribution and Licensing Agreement with ID Tech. Under terms of the agreement, @POS.com will receive royalties upon the sale of iPOS TC, PW3100 and PW1500 point-of-sale terminals manufactured by ID Tech. The agreement grants to ID Tech the right to manufacture the devices under their private label and obligates them to provide product warranties, engineering and technical support and third party manufacturing services to other @POS.com licensees.

As the Company continues to expand its business relationships, it anticipates that its revenue base will become increasingly diversified and will include license fees derived from its channel partners, product sales from OEMs and merchants, and fees for professional services. Cancellation or lack of orders from any of these channel partners' customers, OEMs or merchants, termination of licensing agreements, inability to obtain new partners, as well as inability to assist its partners in successfully developing new markets for the Company's products could adversely impact the Company's financial condition and results of operations.

RESULTS  OF  OPERATIONS

For the three months ended March 31, 2001, total revenues were $1.0 million, a decline of $1.1 million, or 53% from the same period in the prior fiscal year. Gross profits for the quarter were $424,000, a decrease of $60,000 or 12% from the gross profits of a year ago. Gross margin for this period was 43%, increasing by 20 percentage points over gross margin in the same period last year. Net losses for the quarter were $1.2 million or $(0.26) per share, compared to net losses of $3.5 million or $(0.97) per share, for the same three-month period in fiscal 2000.

Revenues exclude a progress payment of $625,000 that the Company received from HHP-Welch Allyn in January 2001 for completing a portion of the deliverables required under its new license agreement with HHP-Welch Allyn. As mentioned in the preceding Overview and Development section of this filing, under terms of the agreement dated December 29, 2000, @POS.com will receive a total of $2.5 million in return for granting HHP-Welch Allyn a non-exclusive, worldwide and perpetual license for selected @POS.com products and technology. In addition, HHP-Welch Allyn will have the right to modify the technology in return for assuming all technical and customer support obligations. The $625,000 received as of March 31, 2001 has been recorded as deferred revenues pending completion of remaining deliverables required under the agreement and acceptance of the deliverables by HHP-Welch Allyn. The Company anticipates completing the remaining deliverables in the fourth fiscal quarter of 2001.

For the nine months ended March 31, 2001, total revenues were $3.9 million compared to $5.8 million in the same period a year ago, a decline of $1.9 million, or 33%. Gross profit was $2.6 million, increasing $1.0 million, or 64% over the same period in the previous year. Gross margin for the nine-month period was 66% compared to 27% in the first nine months of fiscal 2000. Net losses for the first nine months of the fiscal year were $3.3 million, or $(0.73) per share, compared to net losses of $9.9 million, or $(3.35) per share, for the same period last year.

Gross margins for the nine months ended March 31, 2001 have improved over levels experienced last year because of a significant decline in cost of revenues. The decline in cost of revenues is reflective of a shift toward revenues from license fees, for which cost, as a percent of revenues is significantly lower when compared to direct product sales. Year-to-date, license fees were $2.3 million and represent 59% of total revenues compared to $234,000 or 4% of total revenues for the same period last year.

Net losses for the Company have declined significantly in the most recent quarter and nine months ending March 31, 2001 compared to the prior year in part because of significant reductions in operating expenses and the exclusion of Crossvue's operating results effective August 16, 2000. Operating expenses for the quarter ended March 31, 2001 totaled $1.6 million, a decrease of $1.9 million, or 54%, from the same period last year. For the first nine months of the fiscal year, operating expenses were $6.1 million, decreasing 44% when compared to the same period last year. The lower expenses primarily reflect the impact of consolidating Crossvue's (formerly ReceiptCity.com) expenses of approximately $891,000 only for the period from July 1 through August 15, 2000. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing @POS.com's ownership of Crossvue to 45% and thus, @POS.com no longer consolidates the results of Crossvue. During the two most recent quarters, @POS.com's operating expenses did not include the consolidated impact of Crossvue.

Salaries and other compensation related expenses of $3.0 million continued to be the largest of the Company's expenses in the nine months ended March 31, 2001. Other major expenses included outside services for engineering ($361,000), legal fees ($376,000), and rent ($163,000).

Interest and other charges of $72,000 for the first nine months of fiscal 2001 were down by $636,000 or 90% from the year ago period due to lower borrowings.

For the nine months ended March 31, 2001, the Company spent $2.3 million on research and development which was $2.6 million less than in the prior period. The reduction in research and development expenses relates primarily to activites directed at development of Crossvues' services. @POS is continuing to further develop its products and technology.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine months of fiscal 2001, the Company's operating activities used approximately $1.9 million compared to $3.2 million during the same period last year. Net loss from operations (including adjustments to reflect the impact of non-cash charges), together with the impact of deconsolidating Crossvue's cash flow, increases in other receivables, inventories, prepaid expenses and other assets, and decreases in accrued and other current liabilities reduced cash by approximately $4.3 million. This outflow was partly offset by $2.4 million from increases in accounts payable, deferred revenues and other current liabilities, and from decreases in accounts receivable and other long term assets. Cash used for investment activities related to purchases of property, plant and equipment worth $101,000. The Company financed its operations during the quarter primarily through the collection of receivables and advance payments received from a large customer. In addition, it financed its acquisition of office furniture through leasing.

As  described  in  Note  2 to Condensed Financial Statements included in Part I,
Item 1 of this filing, Crossvue received $16.5 million on August 15, 2000 from the issuance of approximately 8.4 million shares of its Series B convertible preferred stock. As a result of this financing, the Company's ownership of Crossvue decreased to 45% (35% after reflecting the exercise of all outstanding options and warrants to purchase shares of Crossvue stock) of Crossvue's outstanding equity securities, and the Company ceased to consolidate Crossvue's results in its financial statements commencing August 16, 2000.

The Company believes that current cash, investments, and future cash flows may not be sufficient to support its current operating needs through the next 12 months based on the current operations and its projected revenue growth. The Company is currently engaged in discussions with a variety of funding sources to raise additional capital. Terms under which the Company might be successful in raising capital with these partners have not been determined and may not be favorable. There is no assurance that these efforts will be successful. Without sufficient capital or if the Company is unsuccessful in achieving its projected revenue growth, the Company would have to pursue alternative courses of action including changing its current structure of operations and projected spending requirements substantially, exploring alternative financing solutions at significantly less favorable terms, selling assets or looking for merger or new strategic partners. If the Company is unable to generate the required resources its ability to meet its obligations and to continue its operations would be adversely affected.

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

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

In addition to other information in this Form 10-QSB and the factors discussed in the Company's latest Annual Report on Form 10-KSB, filed with the Commission, investors evaluating the Company and its business should carefully consider the following factors, that may have a significant impact on the Company's business, operating results and financial condition. The factors set forth below and elsewhere in this Form 10-QSB and in the Company's Annual Report on form 10-KSB could cause actual results to differ materially from any forward-looking statements. These factors include but are not limited to the following:

LIMITED LIQUIDITY RESOURCES: The Company is currently engaged in discussions with a variety of funding sources to raise additional capital. Terms under which the Company might be successful in raising capital with these sources have not been determined and may not be favorable. There is no assurance that these efforts will be successful. Without sufficient capital or if the Company is unsuccessful in achieving its projected revenue growth, the Company would have to pursue alternative courses of action including changing its current structure of operations and projected spending requirements substantially, exploring alternative financing solutions at significantly less favorable terms, selling assets or looking for merger or new strategic partners. If the Company is unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

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

CLAIMS OF INFRINGEMENT ON OTHERS' PROPRIETARY RIGHTS: Like the Company, competitors in the point of sale market place have sought to protect their intellectual property rights by patent and other intellectual property protection. These competitors may or may not seek to aggressively seek to enforce these rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action.
The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to enforce any patents the Company may receive and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and the Company may not prevail in any litigation. Any such litigation could be costly, could harm the Company's reputation and could divert the efforts and attention of its management and technical personnel from normal business operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights and other intellectual property, subject the Company to significant liabilities, require us to seek licenses from third parties or prevent the Company from licensing or practicing its technology, including making, using or selling its products, any or all of which could harm the Company's business.

SINGLE COMPONENT MANUFACTURER/SUPPLIERS: The Company depends on other manufacturers and suppliers for some of its products and certain components used in its products. The components it obtains from other manufacturers and suppliers are only available from a limited number of sources. Certain components and products are currently purchased from a single supplier. This supplier experienced component shortages during this period and may experience shortages in the future. The failure to obtain these products or components in sufficient quantity and in a timely manner could adversely affect the Company.

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL: The Company's future performance depends upon the continued service of a number of senior management and key technical personnel including Llavanya Fernando, the Company's Chief Executive Officer; Gary Rummelhoff, Chief Financial Officer; James Boyer, Vice-President of Operations, Marketing and International Sales; Dennis Kraft, Vice President of Business Development and Domestic Sales, and Simon Lee, Director of
Engineering. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. Mr. Fernando, appointed as the Company's Chief Executive Officer by the Company's Board of Directors on January 26, 2001, has served as the Company's Chief Technical Officer since August 1998. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

PART  II:  OTHER  INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

The annual meeting of stockholders of @POS.com, Inc. was held on March 27, 2001 for the purpose of:

(1) electing two directors to the board of directors to serve until the 2001 annual meeting of stockholders;
(2) to approve an amendment to the Company's 1996 Stock Plan to increase the number of shares available for grant thereunder from 2,950,000 shares to 3,450,000 shares;
(3) to ratify the selection of Arthur Andersen LLP as the independent auditors; and

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

Proposal  1:
-----------

Election  of  directors for a one-year term expiring at the 2001 annual meeting.

         NOMINEE               FOR           WITHHELD
---------------------      ------------     ----------
Matthew  C.  Graves           4,087,931         29,066
Llavanya  Fernando            4,089,134         27,863

Mr. Edward M. Kolasinski, a member of the Company's board of directors, elected by the holders of Series D Preferred Stock in October, 2000, continued to serve as a member of the board of directors after the meeting.

Proposal  2:
------------

To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares available for grant thereunder from 2,950,000 shares to 3,450,000 shares.

       FOR           AGAINST        ABSTAIN     BROKER  NON-VOTES
   ------------    -----------    ----------    -----------------
      1,730,659         35,419         3,496            2,347,423

Proposal  3:
------------

The selection of Arthur Andersen LLP as the independent auditors was ratified by the following vote:


                    FOR           AGAINST        ABSTAIN
                -------------   -----------     ----------
                  4,087,699        29,059          239


Item  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          10.1  @POS.com  License  Agreement  With  ID  Tech

     (b)  Reports  on  Form  8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       @POS.com,  Inc.

Date:  May  15,  2001        By:  /s/  Gary  Rummelhoff
                                       ----------------

                                       Gary  Rummelhoff
                                       Chief  Financial  Officer
                                       (Duly  Authorized  Officer  and
                                       Principal Accounting Officer)