Form 10KSB
period 2001-06-30
ATPOS COM INC
filed 2001-10-02
CIK 893855

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission File Number 0-23152
                                                -------

                                 @POS.COM, INC.
                 (Name of small business issuer in its charter)

                   DELAWARE                         33-0253408
                   --------                         ----------
             (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

             3051 NORTH FIRST STREET, SAN JOSE, CALIFORNIA    95134
             ---------------------------------------------    -----
  (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (408) 468-5400

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $7,153,548

The aggregate market value of the common stock held by non-affiliates computed based on the average bid and asked closing price of the Registrant's Common
Stock on August 31, 2001 was approximately $1,945,000. As of August 31, 2001, there were approximately 4,579,000 shares of the Registrant's common stock, par value $.001 per share, outstanding.

Documents incorporated by reference (to the extent indicated herein): Items 9, 10, 11 and 12 of Part III incorporated by reference information from registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held December 7, 2001.
Transitional  Small  Business  Disclosure  Format  [ ]  Yes   [x]  No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT @POS.COM'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY @POS.COM'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS SET FORTH BELOW UNDER ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION."

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

BUSINESS  DEVELOPMENT

@POS.com, Inc. was incorporated in Delaware in 1992 under the name MobiNetix Systems, Inc. ("@POS.com" or the "Company"). The Company changed its name to @POS.com, Inc. effective June 29, 1999. The Company's wholly-owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. PenWare previously developed, sold and licensed products such as the PenWare 100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @POS.com.

@POS.com has developed technologies that have been incorporated into the Company's secure interactive transaction systems for the point-of-sale ("POS") environment. These technologies allow the Company's interactive POS terminals to perform high-level encryption, capture signatures electronically and access the Internet at the POS. The Company's POS terminals are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. By web-enabling POS transaction terminals, merchants will be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services to consumers. The Company intends to further develop this technology to provide merchants with tools to improve customer retention, increase the frequency of customer contact, establish new revenue streams and reduce costs.

In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd., a then 100%-owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and to use human resources available in Asian Pacific countries for software development.

In January 2000, the Company split into two business entities and announced the formation of a wholly-owned subsidiary, Crossvue, Inc. ("Crossvue", formerly ReceiptCity.com, Inc.). The strategic spin-off allowed Crossvue to focus on its own business model and product development and establish a different customer base, as well as separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. Crossvue provides merchants with software applications that secure electronic receipt storage and retrieval and deliver data used for preventing merchant transaction losses and understanding customer buying behavior.

Upon the completion of the separation, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd., and some intellectual property, including 15 patents, to Crossvue. Employee resources were also split between the two companies.

As of June 30, 2000, @POS.com owned approximately 86% of Crossvue's common stock. On August 15, 2000, Crossvue issued Series B Convertible Preferred Stock in a private offering reducing @POS.com's ownership to approximately 46% (31% after reflecting the exercise of all options and warrants). As of June 30, 2001, the Company owned approximately 45% of the equity securities of Crossvue.

On September 28, 2001, the Company completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue. In consideration for the merger, the Company issued 4,159,937 shares of its common stock for all of the outstanding preferred stock of Crossvue. The outstanding shares of common stock of Crossvue were canceled. The purchase price was determined through arms-length negotiations among the parties. Approximately 24% of the common stock issued by @POS.com was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. The merger will allow the @POS.com to offer a complete point-of-sale solution to its customers and provide the Company with approximately $4.1 million in cash. For more information regarding the merger, please see the section of this Form 10KSB entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Plan Of Operations".



BUSINESS  OF  THE  COMPANY

PRODUCTS AND SERVICES: The Company has three major product categories: signature capture terminals, transaction terminals and internet point-of-sales terminals. The PenWare 1500 is a digital form, signature capture pad for the retail market incorporating a backlit pressure-sensitive screen technology that can compress handwritten information for retrieval, printing, faxing or emailing. The iPOS TX and 3100 are transaction terminals used in the point-of-sale environment that provide mid to high level interactive function including signature capture, promotional message and line item display, debit, credit and smart card payment processing. The iPOS TC introduces a second Internet channel to the full functionality of the transaction terminal thus allowing web functions including support of GIF and Java applet animation and audio content, integration with leading POS platforms and PCs, and the simultaneous display of messages, payment information and digital signatures while transmitting to secure storage sites on the Internet.

During fiscal 2001, the Company performed certain services related to licensing agreements that it had entered into during the prior fiscal year. These services were the primary bases on which the Company earned revenue during fiscal 2001, representing approximately 65% of total revenues. The Company ended its most significant licensing agreements as of June 30, 2001 and intends to produce products and provide other related services directly to merchants and other retail channel partners supporting merchants directly in the future. Additionally, the acquisition of Crossvue, as mentioned above, will allow the Company to offer a complete point of sale solution to its customers.

CUSTOMER BASE: During fiscal 2001, the Company's business was focused on licensing its products to channel partners, mainly Hand Held Products, a Welch Allyn affiliate ("HHP-Welch Allyn"). The Company derived $4.7 million or 65% of its revenue from license fees received from HHP-Welch Allyn. Direct sales of products and services during fiscal 2001 amounted to $2.5 million, of which $1.2 million or 17% of total revenue were sales to IBM.

During fiscal 2000, the Company's three largest customers for direct shipments of products were IBM, American Express and Direct Source, Inc., which combined for approximately $4.7 million or 58% of the Company's total revenues of $8.1 million (See Note 8 to the Consolidated Financial Statements). Revenues derived from licensing fees, primarily from HHP-Welch Allyn, totaled $617,000 or 8% of total revenues in the prior fiscal year.

On December 29, 2001, the Company signed an agreement granting HHP a non-exclusive, worldwide and perpetual license for certain @POS.com products and technology and the right to modify the technology in return for assuming all technical and support obligations in exchange for $2.4 million. As a result of this agreement and the termination of the Company's agreements with its other channel partners, VeriFone and IVI Checkmate, the Company will refocus its future business strategy back to the traditional sale of products directly to its customers. In view of the concentration of the Company's customer base to few large customers, the loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers, or decrease in the prices of products sold could have a material adverse effect on the Company's business, financial conditions and results of operations.

MARKET STRATEGIES: The market for interactive terminals at the merchant POS is divided into various vertical markets including retail department stores, specialty retail stores, restaurants, groceries, hospitality and petroleum vendors. The type of POS environment present within the merchant's stores also segments the market. Some merchants operate in a highly integrated POS environment with a high number of registers in each store, while others operate with little to no integration among a few registers. The Company has traditionally focused its product development efforts on the highly integrated retail department and specialty store segments. There are approximately 250 retailers that make up this segment of the market.

Prior to fiscal 2000, the Company sold directly to merchants and original equipment manufacturers (OEMs), value added resellers (VARs) and distributors products that it had manufactured under its own brand names. In fiscal 2000, the Company altered its market strategy by entering into licensing agreements with other POS terminal manufacturers. Under these agreements, @POS.com received prepaid fees and royalty payments and the licensees were entitled to manufacture the devices under their private label, and sell and support the POS terminals based on @POS.com technology. During this period, the Company maintained limited relationships with some OEM's and merchants to whom the Company was committed under contract. In fiscal 2001, the Company ended its licensing agreements that it had established in the previous year and returned to direct product sales to merchants, OEMs, VARs and distributors.

COMPETITION: Competition in the interactive POS environment is increasing. The Company competes with a number of other companies, including Hypercom, IVI Checkmate, and VeriFone. Some of the competitors have greater financial, technical, and marketing resources than the Company. The Company believes its ability to compete successfully depends on a number of factors both within and outside its control. These factors include product pricing, quality and performance, success in developing new products, effectiveness of sales and marketing resources and strategies, strategic relationships with business partners, system integrators, value-added retailers and major accounts, availability of components for its licensed products, timing of new product introductions by the Company and its competitors, general market and economic conditions, and government actions throughout the world. Management believes it competes favorably with respect to these factors.

PATENTS: The Company depends to a great extent on certain technologies underlying its products. It has received patents and has applied for patents in seeking protection for its intellectual property. The Company relies primarily on trade secrets for protection of its intellectual property and, in certain cases, exclusive licensing agreements. The Company previously filed applications for 15 patents that were transferred to Crossvue in January 2000. Following the Company's merger with Crossvue in September 2001, these patents have been transferred back to the Company. While the Company is seeking certain patent or other similar protection, there is no assurance that it will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The electronics and software industries are characterized by frequent litigation regarding patent and other intellectual property rights, and litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such products, including the Company, could become increasingly subject to patent infringement claims.

EMPLOYEES:  As  of June 30, 2001, the Company employed 37 full time employees.

RESEARCH AND DEVELOPMENT: The Company spent $2.8 million and $6.8 million on research and development in fiscal 2001 and 2000, respectively. The Company's R&D effort during fiscal 20001 was focused on the development of new products and enhancing its existing ones.


ITEM  2.  PROPERTIES

The Company's operations, including engineering, administration and other internal functions, are based in a 23,000 square foot facility in San Jose, California. The Company entered into a six-year lease agreement for this facility in August 1999.

The Company outsources its manufacturing in Taiwan through a local affiliate in Fullerton, California. It also outsources its repair work with an independent company in San Jose, California.

The  Company  does  not  currently  own  any  real  property.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is not, and during the periods covered by this report, was not, involved in any material legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


                                    PART  II

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

                   HIGH  LOW
                   ----  ----
2000
   First Quarter   7.00  2.62
   Second Quarter  3.03  1.31
   Third Quarter   7.03  2.12
   Fourth Quarter  6.38  2.59

2001
   First Quarter   2.88  0.50
   Second Quarter  1.91  0.13
   Third Quarter   0.59  0.16
   Fourth Quarter  0.55  0.16


The quotations set forth above reflect market prices between dealers, without retail mark-up, markdown, or commission and may not represent actual transactions. As of June 30, 2001, approximately 1,600 stockholders of record held the Company's Common Stock.

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund business growth and development.

In June 1998, the Company received $6.9 million from the issuance of shares of the Company's Series D Preferred Stock to Welch Allyn, Inc. This issuance was made pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended and was made without general solicitation and advertising.

On March 31, 2000, @POS.com received $3.1 million from the subscription of shares of the Company's Common Stock. On May 12, 2000, the Company issued 683,333 shares of @POS.com Common Stock to certain officers and directors of the Company and U.S. Ventures L.P. pursuant to Section 4(2) of the Securities Act of 1933, as amended and/or regulation D promulgated there under. In addition to the private placement of shares of the Company's Stock, @POS.com also received proceeds from exercises of employee stock options and warrants. These issuances were without general solicitation or advertising.

During fiscal 2000, the Company issued warrants to purchase Common Stock in connection with certain business transactions pursuant to Section 4(2) of or the Securities Act of 1933, as amended, and/or regulation D promulgated there under as follows:

In December 1999, the Company issued to American Express a warrant to purchase a total of 400,000 shares of the Company's Common Stock in connection with American Express' order for units of iPOS TC. The warrant is exercisable in four equal blocks of 100,000 shares for specified exercise dates from February 15, 2000 through August 15, 2001. The warrant was valued at $416,196 based on a Black-Scholes method of calculation, and this amount is amortized as a sales discount as shipments are made under the agreement. As of June 30, 2001, American Express had not exercised the warrant and had until August 15, 2001 to exercise its outstanding option for the last block of 100,000 shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Consolidated Financial Statements, including the notes thereto. When used in this discussion, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's and Crossvue's mix of licensing and other revenues, expenditure levels, timing of product introductions, cash flows, adequacy of capital resources and growth in operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and warranties include, but are not limited to, those risks discussed below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto, or any change in events, conditions or circumstances in which any such statement is based.

PLAN  OF  OPERATIONS

@POS.com was incorporated in Delaware in 1992 under the name MobiNetix Systems, Inc. The Company changed its name to @POS.com, Inc. effective June 29, 1999. The Company's wholly owned subsidiary, PenWare, Inc., previously developed, sold and licensed products such as the PenWare 100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @POS.com.

@POS.com has developed technologies that have been incorporated into the Company's secure interactive transaction systems for the point-of-sale ("POS") environment. These technologies allow the Company's interactive POS terminals to perform high-level encryption, capture signatures electronically and access the Internet at the POS. The Company's POS terminals are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. The Company intends to further develop this technology to provide merchants with tools to improve customer retention, increase frequency of customer contact, establish new revenue streams and reduce costs.

To date, the Company has derived revenues from primarily two sources: direct product sales and license fees. Prior to fiscal 2001, direct product sales and related services represented substantially all of the Company's revenue. These sales were made directly to merchants and OEMs under the Company's own brand name. Through fiscal 2000, the Company maintained its own direct sales force and marketed products directly to retail merchants and OEM's serving that market.

Early in fiscal 2001, the Company ceased direct sales of its products. During the year, the Company derived a majority of its revenue from license fees totaling $4.7 million or 66% of total revenues. License fees were received pursuant to agreements in which the Company exchanged prepaid fees and royalty payments and the licensees were entitled to manufacture the devices under their private label and sell and support the POS terminals based on @POS.com technology. On December 29, 2000, @POS.com entered into an agreement with HHP-Welch Allyn, the primary licensee, in which the Company received $2.4M in return for granting HHP-Welch Allyn a non-exclusive, worldwide and perpetual license for certain @POS.com products and technology and the right to modify the technology in return for assuming all technical and customer support obligations. In June 2001, @POS.com completed deliverables and received acceptance under the agreement such that substantially all license fees received from HHP-Welch Allyn were recognized in the fourth quarter of fiscal 2001. The Company does not expect to receive significant license fees in the foreseeable future.

Late in fiscal 2001, the Company reestablished a direct sales force and focused its marketing efforts focused on retail merchants and OEMs serving the POS environment. Through these actions, the Company expects that future revenues will be derived primarily by direct sales of product and related services.

On September 28, 2001, the Company completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue, certain shareholders of Crossvue and Crossvue Acquisition Corporation ("CAC"), a Delaware corporation and wholly-owned subsidiary of the Company formed for the purpose of effecting the merger.

Crossvue develops, markets and sells digital receipt services to retailers that allow them to leverage customer transaction events and details across all sales channels to improve customer service, streamline operations and generate incremental revenue. The merger will allow the Company to offer a complete point of sale solution to its customers and provide the Company with approximately $4.1 million in cash.

In consideration for the merger, the Company issued 4,159,937 shares of its common stock for all of the outstanding preferred stock of Crossvue. The outstanding shares of common stock of Crossvue were canceled. The purchase price was determined through arms-length negotiations among the parties. Approximately 24% of the common stock issued by @POS.com was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding. (Please see Note 10 to the Consolidated Financial Statements.)

Prior to the merger, the Company owned ninety-five (95%) of Crossvue's common stock, which constituted approximately thirty five percent (35%) of the equity securities of Crossvue. Prior to the merger, our Chief Executive Officer, Llavan Fernando, owned less than one percent (1%) of the Series A Preferred Stock of Crossvue and was a director and shareholder of one (1) share of common stock of Crossvue Limited, which was a wholly owned subsidiary of Crossvue. The Company and Crossvue were parties to a License, Development and Distribution Agreement with Hewlett Packard-VeriFone and were parties to a licensing agreement with American Express. The Company has no representative on the board of directors of Crossvue. Other than as described above, there were no material relationships between the Company or its affiliates, and Crossvue or its affiliates, or between any officers or directors of the Company or its affiliates, and the officers or directors of Crossvue or its affiliates.

The shares issued in the transaction were not registered with the Securities and Exchange Commission and were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 (the "Securities Act") pursuant to the exemption set forth in Section 4(2) of the Securities Act.

The Company believes that its current cash and investments, together with the cash received as part of the Crossvue acquisition of approximately $4.1 million and future cash flows will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce its projected spending requirements, explore alternative financing solutions or look for new strategic partners.

OPERATING  RESULTS

Total Revenues: For the fiscal year ended June 30, 2001, total revenue was $7.2 million compared to $8.1 million last year, a decline of $946,000 or 12%. The decline was attributable mainly to a decrease of $5.5 million in sales of products and hardware accessories, partly offset by an increase of $4.6 million in license, services and other revenues.

License Fees and Other Revenues From a Related Party: For the year ended June 30, 2001, revenues derived from license fees received from HHP-Welch Allyn were $4.7 million, representing 65% of total revenues, compared to $581,000, or 7% of total revenues for the previous year. The increase during fiscal 2001 is attributable to the fact that the Company's business strategy was focused mainly on its licensing business. Because the Company has returned to a strategy of direct product sales, the Company expects that license fees will not remain a significant percentage of revenue in the future (see Note 8 to Consolidated Financial Statement).

Product Sales Revenues: For the year ended June 30, 2001, revenues from product sales were $1.7 million, representing 24% of total revenues, compared to $7.3 million, or 90% of total revenues for the previous year. The decline reflected the Company's reliance on license fee revenues during the year. In fiscal 2001, only one product customer, IBM, accounted for greater than 10% of total revenues with sales of approximately $1.2 million or 17% of the total revenues. In comparison, during fiscal 2000, three customers including IBM, American Express and Direct Source, Inc. accounted for approximately $4.7 million or 58% of total revenues (see Note 8 to Consolidated Financial Statements). The loss of any one of these customers would have a material adverse effect on the Company's revenues. The Company plans to again focus its strategy on product sales. However, there can be no assurance that revenues from product sales will return to previous levels.

Service and Other Revenues: Service and other revenues for the year ended June 30, 2001 were derived mainly from repairs and consulting services and totaled $741,000 or 10% of total revenues. During fiscal 2000, these revenues were $218,000 or approximately 3% of total revenues. Repair revenues increased by $208,000 while consulting revenue increased by $338,000 from the prior year mainly as a result of the services rendered by the Company's staff relating to the deployment of iPOSTC products sold to two customers.

Gross Profit: Gross profit for the year ended June 30, 2001 was $5.1 million, increasing $2.4 million or 89%, over the prior year's results. Gross margin for the twelve-month period ended June 30, 2001 was 71% compared to 33% for the full year in fiscal 2000. Gross margins for the fiscal year ended June 30, 2001 have improved over levels experienced last year because of a significant decline in cost of revenues. The decline in cost of revenues is reflective of a shift to revenues from license fees, which produced significantly lower cost as a percent of revenue when compared to direct product sales.

Operating Expenses: Operating expenses totaled $7.6 million for the fiscal year ended June 30, 2001, a decline of $7.5 million or 50% from fiscal 2000 results. The lower operating expenses primarily reflect the reduced impact of Crossvue's expenses that were fully consolidated during fiscal 2000. The Company's operating expenses for the fiscal year ended June 30, 2001 reflect the impact of consolidating Crossvue's net operating losses of approximately $891,000 only for the period from July 1 through August 15, 2000. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing @POS.com's ownership of Crossvue to 46% and thus, @POS.com no longer consolidated the results of Crossvue starting August 16, 2000. However, as a result of the Company's merger with Crossvue on September 27, 2001 and its focus on product sales, the Company expects operating expenses to increase in the future.

Selling, general and administrative expenses during fiscal 2001 were $3.6 million lower than prior year due principally to a $2.8 million decrease in sales and marketing expenses. In addition to the impact of the deconsolidation of Crossvue, the Company's focus on its licensing business resulted in the significant reduction of costs relating to direct sales activities in fiscal 2001. As a result of the Company's merger with Crossvue and its focus on product sales, the Company expects selling, general and administrative expenses to increase in the future.

Research and development expenses decreased by $4 million also mainly as a result of lower software development costs resulting from the deconsolidation of Crossvue. When Crossvue was established as a separate Company in January 2000, Crossvue also took over the operations of @POS.com's foreign subsidiary, Mobinetix Ltd. of Sri Lanka. During January through June 2000, Crossvue as a separate Company accounted for $2.0 million in R&D expense during its first six months of operation. The Company's R&D effort during fiscal 2001 was focused on the development of new products and enhancement of its existing 3100 line of product. However, as a result of its merger with Crossvue in September 2001. The Company's research and development expenses are expected to increase in the future.

Interest and Other Expenses: Interest and other expenses were approximately $694,000 lower in fiscal 2001 compared to fiscal 2000 primarily due to lower interest expense resulting from fewer borrowings. Bridge loans, note payable and lease financing obtained during fiscal 2000 amounted to $5.3 million compared to only $100,000 in fiscal 2001. In addition, during prior fiscal year, the Company issued to Imperial Credit Corporation (ICC) warrants valued at $497,000 to purchase 133,000 shares of the Company's common stock. The Company recorded this amount as a charge to interest expense upon repayment of the bridge loan to ICC on March 16, 2000.

Net Losses: Net loss for the Company declined significantly for the fiscal year ended June 30, 2001, in part because of improved gross margins and significant reductions in operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of approximately $897,000, compared to approximately $2.9 million at June 30, 2000. The Company's net working capital position at June 30, 2001 was $(397,000) compared to $(23,000) at June 30, 2000. This is expected to improve significantly with the infusion of approximately $4.1 million in cash after the Company's merger with Crossvue in September 2001.

During fiscal 2001, the Company's operating activities used approximately $1.9 million compared to $5.4 million in fiscal 2000. The net loss from operations, minority interest's share in Crossvue's loss, net impact of the deconsolidation of Crossvue and changes in non-cash items including increases in other receivables, prepaid expenses and long-term assets, and decreases in deferred revenues and accrued liabilities reduced cash by approximately $3.6 million. This outflow was partly offset by cash inflow of $1.6 million from the collection of accounts receivable, decrease in inventories, and increase in accounts payable and other current liabilities.

Net cash of $98,0000 used in investment activities for fiscal 2001 consisted primarily of $120,000 purchase of property, plant and equipment, partly offset by a decrease in other long-term assets of $23,000 relating primarily to the refund of an investment in a time certificate of deposit required to secure a letter of credit with Imperial Bank.

During fiscal 2001, net cash from financing activities amounted to only $14,000 derived mainly from lease financing of office furniture. In the previous fiscal year, the consolidated net cash flow from financing activities was approximately $7.0 million, obtained primarily from the proceeds of a bridge loan from a commercial bank and from private placements of common and preferred stock.

As described in Note 1 to Consolidated Financial Statements included in Part II,
Item 7 of this filing, Crossvue received $16.5 million in August 2000 from the issuance of approximately 8.4 million shares of its Series B convertible preferred stock. As a result of this financing, the ownership of Crossvue by @POS.com decreased to 46% and thus, Crossvue is no longer considered a subsidiary of @POS.com.

The Company believes that its current cash and investments, together with the cash to be received as part of the Crossvue acquisition of approximately $4.1 million and future cash flows, will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.

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

LOSSES: Since the Company's inception, it has incurred net losses, resulting primarily from costs related to operations and product research and development. At June 30, 2001, we had an accumulated deficit of $23 million. The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

REVENUE GROWTH AND LIMITED LIQUIDITY RESOURCES: The Company believes that its current cash and investments, together with the cash received as part of the Crossvue acquisition of approximately $4.1 million and future cash flows will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.

To fully execute its business plan, the Company will be required to seek additional capital. The Company continues to pursue other debt or equity transactions that could provide additional financing for future expansion. However, there is no assurance that additional funding will be obtained. If the Company is unsuccessful in raising additional capital, alternative sources of financing may be sought at significantly less favorable terms, if at all. No assurances can be given that the Company will be able to obtain such additional resources. If unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of new products or entry into various markets, and otherwise scaling back operations. If the Company is unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

DISRUPTIVE ACQUISITIONS: The Company is seeking to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will enhance the value of our business. If the Company were to buy a service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their content, service or technology into the Company, could cause significant delays in executing other key areas of the Company's business plan. This could include delays in integrating other content, services or technology into our communities, or moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for the Company, which could result in the loss of key technical or business knowledge to the Company. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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

DEPENDENCY ON A FEW SIGNIFICANT CUSTOMERS: The Company currently relies upon a few large retail customers and three main strategic partners for a significant percentage of its revenues. While the Company continues in its efforts to expand its customer base, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

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

IMPACT OF INDUSTRY REGULATION AND STANDARDS: Our products must meet industry standards as imposed by VISA, MasterCard, and others. They must be certified to connect to some public telecommunications networks, comply with Federal Communications Commission (FCC) regulations, and comply with many other industry standards. Although we believe our products currently meet all applicable industry standards, there can be no assurance that our products will comply with future standards. Negative impacts to our business and financial condition could result in the future if we cannot meet such standards.

RELIANCE ON THIRD PARTIES. As decribed above, the Company outsources its manufacturing in Taiwan through a local affiliate in Fullerton, California. It also outsources its repair work with an independent company in San Jose, California. The Company is reliant on the ability of these companies to perform. The failure of these companies to perform services for the Company would force the Company to attempt to contract with other companies to perform the services. If the Company was unable to identify other suitable providers, its results of operations would be adversely affected.

HIGHLY VOLATILE COMMON STOCK PRICE: The market price of our common stock has been, and is likely to continue to be, highly volatile as the market for technology companies and the stock market in general, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology related companies' stocks have decreased substantially within the last year. The market downturn and adjustment for the high valuations for technology companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other technology stocks. The per share closing price of our common stock between June 30, 2000 and June 30, 2001 ranged from a high of $2.875 as of July 14, 2000 to a low of $0.135 as of December 14, 2001. In addition, an active public market for our common stock may not continue.

ITEM  7.  FINANCIAL  STATEMENTS


                                 @POS.com, Inc.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                           14

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001, AND 2000                          15

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS                                16
    ENDED JUNE 30, 2001, AND 2000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR                      17
    THE YEARS ENDED JUNE 30, 2001, AND 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS                                18
    ENDED JUNE 30, 2001, AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To @POS.com, Inc.:

We have audited the accompanying consolidated balance sheets of @POS.com, Inc.(a Delaware corporation) and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @POS.com, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                        ARTHUR  ANDERSEN  LLP

San  Jose,  California
October  2,  2001

                                                @POS.com, Inc.
                                         CONSOLIDATED BALANCE SHEETS
                                         AS OF JUNE 30, 2001 AND 2000



                                                                              June 30, 2001    June 30, 2000
ASSETS                                                                      ---------------  ---------------
Current assets:
  Cash and cash equivalents                                                  $      897,169   $    2,891,692
  Accounts receivable (net of allowance
    for bad debts of $36,683 at June 30, 2001
    and $50,116 at June 30, 2000)                                                   373,911          771,597
  Other receivables                                                                  88,746            3,000
  Inventories                                                                       140,160          140,559
  Prepaid expenses and other current assets                                         307,195          442,742
                                                                             ---------------  ---------------

          Total current assets                                                    1,807,181        4,249,590
                                                                             ---------------  ---------------

Property and equipment                                                              993,177        2,617,648
  Less:  Accumulated depreciation                                                  (698,894)      (1,207,695)
                                                                             ---------------  ---------------

Property and equipment, net                                                         294,283        1,409,953
                                                                             ---------------  ---------------

Other long-term assets                                                               92,500          125,000
                                                                             ---------------  ---------------
          Total assets                                                       $    2,193,964   $    5,784,543
                                                                             ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                           $      561,000   $      440,220
  Notes payable                                                                           -        2,000,000
  Bank overdraft                                                                          -           73,386
  Accrued liabilities                                                               261,515          595,004
  Capital lease obligations, current                                                 45,577          175,308
  Deferred revenues                                                                 486,610          721,120
  Other current liabilities                                                         849,885          267,475
                                                                             ---------------  ---------------

          Total current liabilities                                               2,204,587        4,272,513
                                                                             ---------------  ---------------

Capital lease obligations, non-current                                               27,562          675,258
                                                                             ---------------  ---------------

Minority Interest                                                                         -        2,196,187

Commitments and Contingencies

Stockholders' equity:
  Series B convertible preferred stock, par value $0.001, liquidation preference of $3,910,399, 882,353 shares authorized, 460,047 and
    461,220 shares issued and outstanding in 2001 and 2000, respectively                460              461
  Series D convertible preferred stock, par value $0.001, liquidation preference of $7,000,000, 1,273,149 shares authorized, issued and
    outstanding in 2001 and 2000                                                      1,273            1,273
  Common stock, par value $0.001, 12,000,000 shares authorized,
    4,578,937 and 4,574,821 shares issued and outstanding in 2001 and                 4,578            4,575
    2000, respectively
  Additional paid-in capital                                                     23,413,543       19,754,208
  Accumulated deficit                                                           (23,458,039)     (21,119,932)
                                                                             ---------------  ---------------

          Total stockholders' equity (deficit)                                      (38,185)      (1,359,415)
                                                                             ---------------  ---------------

          Total liabilities and stockholders' equity                         $    2,193,964   $    5,784,543
                                                                             ===============  ===============

The accompanying notes are an integral part of these financial statements.

                                             @POS.com, Inc.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED JUNE 30, 2001 AND 2000



                                                                                2001          2000
                                                                            ------------  -------------
License fees and other revenue from a related party                         $ 4,669,261   $    580,904
Product sales                                                                 1,743,544      7,300,857
Service and other revenue                                                       740,743        217,763
                                                                            ------------  -------------

Revenues                                                                      7,153,548      8,099,524
Cost of revenues                                                              2,085,448      5,421,350
                                                                            ------------  -------------

Gross profit                                                                  5,068,100      2,678,174
                                                                            ------------  -------------

Operating expenses:
   Selling, general and administrative                                        4,772,044      8,324,558
   Research and development                                                   2,838,825      6,833,051
                                                                            ------------  -------------

      Total operating expenses                                                7,610,869     15,157,609
                                                                            ------------  -------------

Operating loss                                                               (2,542,769)   (12,479,435)

Interest and other expense                                                      (72,965)      (766,777)
Interest income                                                                 108,069         89,129
                                                                            ------------  -------------

Loss before income taxes                                                     (2,507,665)   (13,157,083)
Income tax benefit                                                               24,013              -
Minority interest share in subsidiary loss                                      145,545        483,062
                                                                            ------------  -------------

      Net loss                                                              $(2,338,107)  $(12,674,021)
                                                                            ============  =============

Loss per share - Basic                                                      $     (0.51)  $      (3.84)

Loss per share - Diluted                                                    $     (0.51)  $      (3.84)

Weighted average shares outstanding:
    Basic                                                                     4,578,802      3,296,266
    Diluted                                                                   4,578,802      3,296,266

The accompanying notes are an integral part of these financial statements.

                                                         @POS.com, Inc.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                         SERIES B            SERIES C            SERIES D                             ADDITIONAL
                      PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK        PAID IN      ACCUMULATED
                     SHARES     AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL        DEFICIT
                    ---------  --------  --------  --------  ---------  -------  ---------  -------  ------------  -------------
BALANCE AS OF JUNE
30, 1999             662,337   $   662    28,125   $    28   1,273,149  $ 1,273  2,019,069  $ 2,019  $15,126,410   $ (8,445,911)

ISSUANCE OF COMMON
STOCK TO INVESTORS         -         -         -         -           -        -    683,333      683    3,058,317              -

CONVERSIONS OF
SERIES B & C
PREFERRED STOCK     (201,117)     (201)  (28,125)      (28)          -        -  1,555,766    1,556       (1,327)             -

FAIR VALUE OF
WARRANTS ISSUED
                           -         -         -         -           -        -          -        -      949,618              -

OPTIONS EXERCISED          -         -         -         -           -        -    316,653      317      621,190              -

NET LOSS                   -         -         -         -           -        -          -        -            -    (12,674,021)
                    ---------  --------  --------  --------  ---------  -------  ---------  -------  ------------  -------------


BALANCE AS OF JUNE
30, 2000             461,220       461         -         -   1,273,149    1,273  4,574,821    4,575   19,754,208    (21,119,932)

EFFECT OF CROSSVUE
DECONSOLIDATION            -         -         -         -           -        -          -        -    3,701,603              -

CONVERSION OF
SERIES B PREFERRED
STOCK                 (1,173)       (1)        -         -           -        -      2,450        2           (1)             -

OPTIONS EXERCISED          -         -         -         -           -        -      1,666        1        2,290              -

STOCK COMPENSATION         -         -         -         -           -        -          -        -       11,568              -
EXPENSE

STOCK ISSUANCE
COSTS
                           -         -         -         -           -        -          -        -      (56,125)             -
                                                                                                               -
NET LOSS                   -         -         -         -           -        -          -        -                  (2,338,107)
                    ---------  --------  --------  --------  ---------  -------  ---------  -------  ------------  -------------

BALANCE AS OF JUNE
30, 2001             460,047   $   460         -   $     -   1,273,149  $ 1,273  4,578,937  $ 4,578  $23,413,543   $(23,458,039)
                    =========  ========  ========  ========  =========  =======  =========  =======  ============  =============


                     TOTAL STOCK-
                       HOLDERS'
                       EQUITY
                      (DEFICIT)
                    -------------
BALANCE AS OF JUNE
30, 1999            $  6,684,481

ISSUANCE OF COMMON
STOCK TO INVESTORS     3,059,000

CONVERSIONS OF
SERIES B & C
PREFERRED STOCK                -

FAIR VALUE OF
WARRANTS ISSUED
                         949,618

OPTIONS EXERCISED        621,507

NET LOSS             (12,674,021)
                    -------------


BALANCE AS OF JUNE
30, 2000              (1,359,415)

EFFECT OF CROSSVUE
DECONSOLIDATION        3,701,603

CONVERSION OF
SERIES B PREFERRED
STOCK                          -

OPTIONS EXERCISED          2,291

STOCK COMPENSATION        11,568
EXPENSE

STOCK ISSUANCE
COSTS
                         (56,125)

NET LOSS              (2,338,107)
                    -------------

BALANCE AS OF JUNE
30, 2001            $    (38,185)
                    =============


The accompanying notes are an integral part of these financial statements.

                                             @POS.com, Inc.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                                 2001          2000
                                                                             ------------  -------------
Cash flows from operating activities:
Net loss                                                                     $(2,338,107)  $(12,674,021)
Adjustments to reconcile net loss to net cash used in operating activities:
    Write-down of prepaid software license                                       131,245              -
    Depreciation and amortization                                                 84,437        693,713
    Stock compensation expense                                                    11,568              -
    Provision for bad debts                                                            -         33,992
    Common Stock purchase warrants                                                     -        949,618
    Loss on disposal of equipment                                                      -         14,791
    Reduction of inventory reserve                                               (21,096)             -
Minority interest share in subsidiary losses                                    (145,545)      (483,062)
Net impact of Crossvue deconsolidation                                          (438,712)             -
Changes in operating assets and liabilities:
    Accounts receivable                                                          164,535      5,447,524
    Other receivables                                                            (88,746)             -
    Inventories                                                                   21,495      1,439,835
    Prepaid expenses and other current assets                                   (108,452)      (222,950)
    Accounts payable                                                             673,341     (1,563,508)
    Accrued liabilities                                                         (189,266)       270,957
    Deferred revenues                                                           (234,510)       721,120
    Other current liabilities                                                    566,680              -
                                                                             ------------  -------------
       Net cash used in operating activities                                  (1,911,133)    (5,371,991)
                                                                             ------------  -------------

Cash flows from investing activities:
    Other long-term assets                                                        22,500       (125,000)
    Purchases of property and equipment                                         (120,119)      (890,062)
    Proceeds from disposal of property and equipment                                   -        139,717
                                                                             ------------  -------------
       Net cash used in investing activities                                     (97,619)      (875,345)
                                                                             ------------  -------------

Cash flows from financing activities:
   Borrowings                                                                    100,273      5,280,276
   Repayments                                                                    (32,210)    (4,595,180)
   Proceeds from issuance of common stock                                          2,291      3,609,131
   Proceeds from issuance of preferred and common
       stock                                                                           -      2,669,948
   Stock issuance cost                                                           (56,125)             -
                                                                             ------------  -------------
       Net cash provided by financing activities                                  14,229      6,964,175
                                                                             ------------  -------------

Net increase/(decrease) in cash                                               (1,994,523)       716,838

Cash and cash equivalents at beginning of year                                 2,891,692      2,174,854
                                                                             ------------  -------------

Cash and cash equivalents at end of year                                     $   897,169   $  2,891,692
                                                                             ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                   $    37,369   $    257,094
    Non-cash investing and financing activities:
      Issuance of Subsidiary common stock                                    $         -   $      6,125

The accompanying notes are an integral part of these financial statements.

                                 @POS.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1.  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION  AND  OPERATIONS

@POS.com, Inc. was incorporated in Delaware in 1992 under the name MobiNetix Systems, Inc. ("@POS.com" or the "Company"). The Company changed its name to @POS.com, Inc. effective June 29, 1999. The Company's wholly-owned subsidiary, PenWare, Inc. ("PenWare") was incorporated in 1983. PenWare previously developed, sold and licensed products such as the PenWare 100, the PenWare 1500 signature capture device and the PenWare 3100, an interactive point-of-transaction terminal for paperless environments. This activity has now become the primary activity of @POS.com.

@POS.com has developed technologies that have been incorporated into the Company's secure interactive transaction systems for the point-of-sale ("POS") environment. These technologies allow the Company's interactive POS terminals to perform high-level encryption, capture signatures electronically and access the Internet at the POS. The Company's POS terminals are designed to provide merchants with an integrated suite of Internet applications, services and a consumer Web portal to the POS. By web-enabling POS transaction terminals, merchants will be able to run advertisements, promotions and surveys at the POS, retrieve receipts via a personal computer utilizing a consumer-focused web-site and provide other one-to-one marketing services to consumers. The Company intends to further develop this technology to provide merchants with tools to improve customer retention, increase the frequency of customer contact, establish new revenue streams and reduce costs.

In January 1999, the Company established MobiNetix Systems (Pvt.) Ltd, a then 100%-owned software research and development center in Sri Lanka, in an effort to reduce research and development expenses and to use human resources available for software development in the Asian Pacific countries.

In January 2000, the Company announced the formation of a then wholly-owned subsidiary, Crossvue, Inc. ("Crossvue"), formerly ReceiptCity.com, Inc. Crossvue provides merchants and consumers with services that enable secure electronic receipt storage and retrieval and that presents personalized e-messages online and at the POS. In connection with the capitalization of Crossvue, @POS.com transferred approximately 10% of its tangible assets, 100% of MobiNetix Systems (Pvt.) Ltd. and some intellectual property, including 15 awarded or applied patents, to Crossvue. Employee resources were also split between the two companies.

The strategic spin-off allowed Crossvue to focus on its own business model and product development and establish a different customer base, as well as to pursue separate funding. @POS.com continues to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. At of June 30, 2000, @POS.com owned approximately 86% of Crossvue's common stock. On August 15, 2000, Crossvue completed a private offering of Series B Convertible Preferred Stock, reducing @POS.com's ownership to approximately 46% (31% after reflecting the exercise of all options and warrants). As of June 30, 2001, @POS.com owned approximately 45% (35% after reflecting the exercise of all outstanding options and warrants) of the equity securities of Crossvue.

On September 28, 2001, the Company completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue, certain shareholders of Crossvue and Crossvue Acquisition Corporation ("CAC"), a Delaware corporation and wholly-owner subsidiary of the Company formed for the purpose of effecting the merger. (See Note 10 - Subsequent Event.)

The Company believes that its current cash and investments, together with the cash received as part of the Crossvue acquisition of approximately $4.1 million and future cash flows will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.

The Company is subject to a number of risks common to companies at a similar stage of development. This includes the need to obtain adequate financing, competition from firms that have greater financial resources than the Company, reliance on channel partners and contract manufacturers and a history of operating losses.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES  OF  CONSOLIDATION

The Company's financial statements for fiscal 2001 include the accounts of Crossvue from July 1, 2000 through August 15, 2000. Crossvue is a development stage company and was formerly a majority-owned subsidiary of @POS.com. Crossvue completed a Series A and a Series B preferred stock round of financing in January 2000 and August 2000, respectively. As a result, @POS.com's ownership of Crossvue's voting interests was reduced to approximately 45% (35% after reflecting the exercise of all-outstanding options and warrants to purchase shares of Crossvue stock). Accordingly, @POS.com changed its method of accounting for its investment in Crossvue from the consolidation method to the equity method starting August 16, 2000. The effect of Crossvue's operations are consolidated in @POS.com's consolidated financial statements through August 15, 2000, excluding the impact of the Series B preferred stock round of financing completed by Crossvue on that date.

Below is a summary of Crossvue's net assets prior to its deconsolidation at August 15, 2000:

           Cash                               $   828,645
           Net property, plant and equipment    1,193,158
           Other assets                           274,932
                                              ------------
                Total assets                  $ 2,296,735
                                              ------------

           Short and long-term debt           $(2,000,000)
           Other liabilities                   (1,476,545)
                                              ------------
                Total liabilities             $(3,476,545)
                                              ------------
           Net assets                         $(1,179,810)
                                              ------------

Under the equity method of accounting, the book value of the investment in a subsidiary is adjusted to reflect the Company's share in the subsidiary's net book value.

Holders of Crossvue's Series A and Series B preferred stock have prevailing rights on all of Crossvue's assets. Because @POS.com only owns common stock in Crossvue, @POS.com has virtually no rights on the net assets of Crossvue until the earlier of the conversion of Series A and Series B preferred stock to common stock or achievement of sustained profitability of Crossvue.

As  of  June  30,  2001  Crossvue's  capitalization  table  is  as  follows:


                          Number of  Average price   Net investment($)
                           shares    per share ($)
                          ---------  --------------  -----------------
Common Stock              8,453,894            0.04            360,136
Series A preferred stock    938,983            2.95          2,583,145
Series B preferred stock  8,375,634            1.97         16,436,381


As a result, @POS.com has kept its investment in Crossvue at the historical net book value of Crossvue at inception less its share of Crossvue's cumulative losses not to exceed the investment amount. @POS.com did not reevaluate its investment after the completion of Series A and Series B preferred stock round of financing by Crossvue, as it has no rights over the additional cash invested in its subsidiary.

@POS.com will reevaluate its investment in Crossvue at the earlier of the conversion of Crossvue Series A and Series B preferred stock into common stock, Crossvue's achievement of a sustained profitability or any other significant event that could significantly change Crossvue's net book value.

As of June 30, 2001, @POS.com's investment in Crossvue is carried at a zero amount in @POS.com's financial statements as @POS.com's share in the accumulated losses incurred by Crossvue since its inception in January 2000 has exceeded the historical net book value of the Company's investment by approximately $7.7 million, as shown in the following table:

     Historical net book value of @POS.com investment in
      Crossvue at January 15, 2000                           $   257,926
     Share in Crossvue accumulated losses from January 16,
      2000 to June 30, 2000, between 86% and 100%             (3,115,186)
     Share in Crossvue losses from July 1, 2000 to August
      15, 2000, approximately 86%                               (869,416)
     Share in Crossvue losses from August 16, 2000 to
      June 30, 2001, approximately 45%                        (4,015,287)
                                                             ------------
     Excess in share of Crossvue accumulated losses over
      @POS.com investment as of June 30, 2001                $(7,741,963)
                                                             ------------

The historical net book value of @POS.com investment in Crossvue corresponds to Crossvue's net book value as of January 15, 2000, Crossvue's inception date.

For the prior year ended June 30, 2000 all inter-company accounts and transactions have been eliminated. The minority ownership in the voting shares of Crossvue is shown separately on the Company's balance sheet as minority interest. (See Note 10 - Subsequent Event).

CASH  AND  CASH  EQUIVALENTS

For purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2001, consisted principally of money market accounts.

REVENUE  RECOGNITION

Revenues consist of sales of hardware to end users and license fees from third party manufacturers. During fiscal 2001, the Company derived 65% of its revenues from licensees authorized to manufacture and sell the Company's products to end-users. Remaining revenues are derived from direct sales of products and services to customers.

The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenues from sales to end-users are recognized upon shipment. The Company defers recognition of revenues and the related costs of revenues derived from sales to distributors and licensee manufacturers until such distributors and licensee manufacturers resell the Company's products to their customers. Revenues from services are generally recognized as services are performed.

The Company provides a 12-month warranty for all products sold directly to customers. The Company also provides a design warranty for products manufactured and sold by licensees to their customers. The Company provides for estimated warranty costs related to such sales at the time of shipment to end-users and for estimated design warranty costs when the manufacturers' licensee revenues are recognized.

Payments received in advance from customers for whom the related products have not been shipped are recorded as deferred revenues until shipped. Advance payments received from distributors and licensee manufacturers are also recorded as deferred revenues until shipment to end-users has occurred.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001. Management has evaluated the effect of the adoption of SAB 101 and has determined that the Company's current revenue recognition policies comply with SAB 101.

RESEARCH  AND  DEVELOPMENT

Research and development costs are generally expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. As of June 30, 2001 and 2000, such costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

INVENTORIES

Inventories are carried at the lower of cost or market, as determined on a first-in, first-out basis. As of the dates indicated, the Company's inventories were as follows:

                                              June 30, 2001    June 30, 2000
                                             ---------------  ---------------
        Raw materials                        $      159,831   $      439,390
        Finished goods                               11,166           58,070
        Inventory reserve                           (30,837)        (356,901)
                                             ---------------  ---------------
        Total                                $      140,160   $      140,559
                                             ===============  ===============

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. As of June 30, 2001 and 2000, the Company's property and equipment were as follows:

                                              June 30, 2001    June 30, 2000
                                             ---------------  ---------------
Office equipment                             $      295,894   $      312,053
Engineering and production
  equipment                                         227,241          298,241
Computer equipment and
  software                                          227,012        1,732,235
Furniture and fixtures                              158,094           53,316
Leasehold improvement                                84,936          221,803
                                             ---------------  ---------------
Subtotal                                            993,177        2,617,648
Less Accumulated depreciation                      (698,894)      (1,207,695)
                                             ---------------  ---------------

Total                                        $      294,283   $    1,409,953
                                             ===============  ===============


RESTRICTED  CASH

Included in other long-term assets is a certificate of deposit for $50,000 at June 30, 2001, and $125,000 at June 30, 2000, held as collateral for a letter of credit opened with Imperial Bank to secure lease financing of the Company's office cubicles and furniture.

COMPREHENSIVE  LOSS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the years ended June 30, 2001 and 2000, the Company's comprehensive loss was equal to the net loss for each of the two years.

NET LOSS  PER  SHARE

Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share," by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period, and excludes the dilutive effect of stock options and convertible securities. Diluted net loss per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of preferred stock into common stock using the if-converted method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The computation of basic and diluted earnings per share for the years ended June 30, 2001 and 2000 is as follows:

                                                Year ended June 30,
                                                2001          2000
                                            ------------  -------------
Numerator for basic and diluted earnings
per share - net loss                        $(2,338,107)  $(12,674,021)
                                            ------------  -------------
Denominator for basic earnings per share -
   weighted average Common shares             4,578,802      3,296,266
                                            ------------  -------------
Effect of dilutive securities
   Series B Preferred Stock                           -              -
   Series C Preferred Stock                           -              -
   Series D Preferred Stock                           -              -
   Employee stock options and
   warrants                                           -              -
                                            ------------  -------------
Denominator for diluted earnings per share
   adjusted weighted average shares           4,578,802      3,296,266
                                            ------------  -------------
Net loss per share
   Basic                                    $     (0.51)  $      (3.84)
   Diluted                                  $     (0.51)  $      (3.84)
Potentially dilutive securities excluded
   from computations as the effect would
   be antidilutive                            2,480,507      3,513,286

STOCK  BASED  COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in fiscal 1997, establishes a fair value based method of accounting for stock-based compensation plans, while also permitting an election to continue following the requirements of APB Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company has elected to continue to measure compensation costs for its employee stock compensation plans using the method of accounting prescribed by APB No. 25 while providing the additional disclosure requirements set forth in SFAS No. 123.

MINORITY  INTEREST

As a result of the deconsolidation of Crossvue from the Company's financial results starting August 16, 2000, the minority interest was eliminated on the Company's balance sheet at August 16, 2000. The value of the minority interest of $2,196,187 at June 30, 2000 represents the net proceeds of the minority stockholders' investment in Crossvue's Series A Preferred Stock, less their share in the subsidiary's loss during fiscal 2000. The accompanying statement of operations reflects the minority stockholders' share of $145,545 in the subsidiary's net loss during the period from July 1 through August 15, 2000 based on the percentage of its holdings in the subsidiary's total outstanding common and preferred shares during such period.

SEGMENT  INFORMATION

During fiscal 2001, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following is selected information regarding the performance of @POS.com and Crossvue for the year ended June 30, 2001 (in thousands):

In $Thousands  @POS.com    Crossvue   Eliminations   Consolidated
               (12 mos.)  (1.5 mos.)
-------------  ---------  ----------  -------------  -------------
Revenue from      7,154           -              -          7,154
External
Customers
-------------  ---------  ----------  -------------  -------------
Inter-segment         -          37            (37)             -
Revenue
-------------  ---------  ----------  -------------  -------------
Operating
Expenses          6,608       1,040            (37)         7,611
-------------  ---------  ----------  -------------  -------------
Net Loss         (1,468)     (1,015)           145         (2,338)
-------------  ---------  ----------  -------------  -------------
Total Assets      2,194           -              -          2,194
-------------  ---------  ----------  -------------  -------------


RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138 during the fiscal year ended June 30, 2001.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective July 1, 2001, existing goodwill will no longer be subject to amortization; goodwill arising subsequent to July 1, 2001 will not be subject to amortization. The Company will adopt these standards for the fiscal year beginning July 1, 2001. The adoption of SFAS No. 142 in July 2001 will not have a material impact on the Company's financial statements.

On August 15, 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. This Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of SFAS No.
143 in July 2002 to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


2.  INCOME  TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective basis for taxation. Deferred tax liabilities and assets are determined on the basis of enacted tax laws and rates applicable to the periods in which the taxes become payable.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                            June 30,
                                       2001          2000
                                   -------------  -------------
Net operating loss carry forwards  $ 11,598,531   $  9,390,895
Tax credit carry forwards             1,278,973      1,191,688
Deferred revenue                              -              -
Accrued expenses and other              237,987        538,397
Capitalized start-up cost               946,027        779,721
                                   -------------  -------------
  Gross deferred tax asset           14,061,518     11,900,701
Deferred tax liability:
  Valuation allowance               (14,061,518)   (11,900,701)
                                   -------------  -------------
                                   $          -   $          -
                                   =============  =============

A valuation allowance has been established against the deferred tax asset as there is sufficient doubt as to realizability of such asset, which does not meet the criteria for recognition included in SFAS No. 109.

As of June 30, 2001, the Company had net operating loss carry forwards for Federal and State income tax reporting purposes of about $31.19 million and $14.4 million, respectively. A substantial portion of the Company's net operating loss carryover and tax credit carry forwards are subject to the
Section 382 limitation and the Section 383 limitation, respectively, and may not be utilized. The Federal net operating loss and other credit carry forwards expire on various dates through 2021. The state net operating loss carry forward will expire on various dates through 2012.

There is no provision for income taxes due to the fact that Company has incurred a loss in fiscal year 2001.

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

4.  PREFERRED  STOCK

The Company sold and issued 894,358 shares of Series B Preferred Stock in a series of private placements and bridge loan conversions during fiscal 1996 and 1997. Each share of Series B Preferred Stock is convertible into Common Stock at a rate of 1:2.02864, which is adjustable in the event of certain issuances of additional Common Stock, including stock dividends, options and issuances of securities convertible into Common Stock. In fiscal 2001 and 2000, 1,173 and 201,117 shares of Series B Preferred Stock were converted into 2,450 and 405,454 shares of Common Stock, respectively. Holders of Series B Preferred Stock have voting rights equal to an equivalent number of shares of Common Stock into which they are convertible and have a liquidation preference of $3.9 million. Dividends for Series B Preferred Stock are non-cumulative and are payable upon declaration by the Company's board of directors.

The Company's Series C Preferred Stock is convertible into Common Stock at a rate of 1 to 40.8998, which is adjustable in the event of certain issuances of additional Common Stock, including stock dividends, options and issuances of securities convertible into Common Stock. In fiscal 2000, all 28,125 shares of Series C Preferred Stock were converted into 1,150,312 shares of Common Stock.

In June 1998, the Company sold and issued 1,273,149 shares of Series D Preferred Stock in a private placement for net proceeds of $6.9 million. Each share of
Series D Preferred Stock is convertible into Common Stock at a rate of 1:1.01709, which is adjustable in the event of certain issuances of additional Common Stock, including stock dividends, options and issuances of securities convertible into Common Stock. Holders of Series D Preferred Stock have voting rights equal to an equivalent number of shares of Common Stock into which they are convertible and have a liquidation preference of $7.0 million. Dividends for Series D Preferred Stock are non-cumulative and payable only upon declaration by the Company's Board of Directors.

On January 26, 2000, Crossvue received approximately $2.7 million for the sale of shares of Series A Preferred Stock convertible into 938,983 shares of Crossvue common stock.

All series of the Company's Preferred Stock are subject to automatic conversion into Common Stock at the current rate upon either (1) the closing of the sale of the Company's Common Stock in an underwritten public offering registered under the Securities Act of 1933 with proceeds greater than $6 million, or (2) by written elections of holders of a majority of each series of Preferred Stock outstanding.

5.  COMMON  STOCK

On March 31, 2000, @POS.com received $3.059 million from the subscription of common shares in the Company. On May 12, 2000, the Company issued 683,333 shares of @POS.com Common Stock and warrants to purchase 1,161,667 shares of Crossvue common stock held by @POS.com. In addition to the private placement of Common Stock, @POS.com also received proceeds from the exercise of employee stock options and warrants.

As of June 30, 2001, a total of 750,720 Common Stock Purchase Warrants were outstanding. The exercise price of these warrants range from $1.75 to $13.50 per share with a weighted average exercise price of $4.75. per share. These warrants can be exercised at various dates through March 2005.

During fiscal 2000, the Company issued Common Stock Purchase Warrants in connection with certain transactions. In December 1999, the Company issued American Express a warrant to purchase a total of 400,000 common shares of @POS.com in connection with their order for units of iPOS TC. The warrant is exercisable in four equal blocks of 100,000 shares for specified exercise dates from February 15, 2000 through August 15, 2001. The warrant was valued at $416,196 based on a Black-Scholes method of calculation. This amount is amortized as a sales discount as shipments are made under the agreement. As of June 30, 2001, American Express had not exercised the warrant and had until August 15, 2001 to exercise its outstanding option for the last block of 100,000 shares.

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

As of June 30, 2001, the Company had reserved the following for shares of authorized but unissued Common Stock:

Conversion of Series B Preferred Stock        933,270
Conversion of Series D Preferred Stock      1,294,910
Exercise of Common Stock Purchase Warrants    750,720
Stock options outstanding and remaining to
  be granted under the Stock Plans          2,995,972
                                            ---------
    Total shares reserved                   5,974,872
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

                           Shares      Number of    Weighted Average
                          Available     Options        Exercisable
                          For Grant   Outstanding         Price
                         -----------  ------------  -----------------
Balances, June 30, 1999   1,342,494     1,477,341   $           2.650

Options granted          (1,256,956)    1,256,956   $           3.182

Options exercised                 -      (316,653)  $           1.737

Options cancelled           668,551      (668,551)  $           3.494
                         -----------  ------------  -----------------

Balances, June 30, 2000     754,089     1,749,093   $           2.802

Share Authorization         494,456             -                   -

Options granted          (1,456,940)    1,456,940   $           2.101

Options exercised                 -        (1,666)  $           2.438

Options cancelled         1,010,029    (1,010,029)  $           2.905
                         -----------  ------------  -----------------

Balances, June 30, 2001     801,634     2,194,338   $           1.360
                         ===========  ============  =================

As of June 30, 2001, 460,271 options were exercisable at prices ranging from $0.2656 to $5.875 per share. All options under the 1992 plan were granted by PenWare and were converted into options to purchase shares of @POS.com. All options granted during fiscal 2000 were made by @POS.com under the 1996 Plan.

The following table summarizes additional information with respect to stock options outstanding as of June 30, 2001:

                     Options outstanding                 Options exercisable
                   ------------------------             ----------------------
                                 Weighted    Weighted    Number of   Weighted
                   Number of     Average      Average     Options     Average
                    Options    Contractual   Exercise   Exercisable  Exercise
Exercise Prices    at 6/30/01   Life (yrs)     Price    at 6/30/01     Price
-----------------  ----------  ------------  ---------  -----------  ---------
0.156 to $0.266      114,500           9.6  $   0.260        1,250  $   0.270
0.300 to $0.550    1,125,523           9.9      0.320       23,078      0.330
1.375 to $1.625      118,666           5.6      1.410      116,582      1.400
2.000 to $3.750      698,718           8.5      2.570      233,912      2.760
4.000 to $5.875      136,931           8.1      4.520       74,199      4.520
                   ----------                           -----------

0.1562 to $5.875   2,194,338           9.1  $   1.360      460,271  $   2.510
                   ==========                           ===========

The fair value of the grants has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                         Year ended June 30,
                           2001      2000
                         --------  --------
Risk-free interest rate      5.5%      5.5%
Expected dividend yield        0%        0%
Expected lives           4 years   5 years
Expected volatility           70%       70%

Had the Company accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss and net loss per share for the fiscal years ended June 30, 2001 and 2000 would approximate the pro forma disclosures below:

                            June 30, 2001                June 30, 2000
                     As reported    Pro forma     As reported     Pro forma
                    -------------  ------------  -------------  -------------
Net loss            $ (2,338,107)  $(2,644,348)  $(12,674,021)  $(13,086,471)

Net loss per share  $      (0.51)  $     (0.58)  $      (3.84)  $      (3.97)

7.  NOTE  PAYABLE

In May 2000, Crossvue entered into a bridge loan agreement with a bank under which Crossvue could borrow up to $2 million at a rate of prime plus 3%. The bridge loan was collateralized by substantially all of Crossvue's tangible and intangible assets. The outstanding balance as of June 30, 2000 was $2.0 million, which was repaid in August 2000.

Crossvue agreed to grant to the lender a warrant to purchase $250,000 in shares of its Series B mandatory convertible preferred stock at an initial exercise price equal to the average of the effective per share prices of its Series A and B convertible preferred stocks. Crossvue determined, based on the Black-Scholes pricing model, that the value of this warrant was immaterial; therefore, no expense was recorded.

8.  RELATED  PARTY  TRANSACTIONS  AND  SIGNIFICANT  CUSTOMERS

One of the Company's directors is a senior executive of Welch-Allyn Protocol, Inc., a wholly-owned subsidiary of Welch Allyn, Inc. ("Welch Allyn"). Welch Allyn owns approximately 1,273,000 shares of the Company's Series D Preferred Stock. The Company has a licensing agreement with Welch-Allyn's Hand Held Products affiliate, HHP-Welch Allyn. During fiscal 2001, the Company received approximately $4.7 million in license fees (of which $30,000 was recorded as deferred revenue as of June 30, 2001) from HHP-Welch Allyn and purchased $787,000 worth of materials and finished goods.

HHP-Welch Allyn was the Company's single largest customer during fiscal 2001 and accounted for 65% of the Company's total revenue. During fiscal 2000, HHP-Welch Allyn accounted for $581,000 or 7% of total revenue.

On December 29, 2000, the Company entered into a non-exclusive License Agreement with HHP-Welch Allyn that replaced the manufacturing, license and distribution agreement dated January 11, 2000, between the two companies. Under terms of the new license agreement, @POS.com received a one-time paid-up license fee of $2.5 million in exchange for the grant of a perpetual license to manufacture the Company's iPOS 3100 and PenWare 1500 product lines.

In addition to HHP-Welch Allyn, the Company's other significant customer is IBM Corporation. The Company's sales to IBM during fiscal 2001 amounted to $1.2 million, or approximately 17% of total revenue. In comparison, during fiscal 2000 the Company derived $4.7 million or 58% of total revenue from its three biggest customers, each of which accounted for more than 10% of total revenues. These were IBM ($1.9 million or 24%), Direct source ($1.8 million or 22%) and American Express ($1.0 million or 13%).

After the deconsolidation of Crossvue on August 16, 2000, the Company continued to share office space with Crossvue, provided services to each other and allocated the cost of building rent, maintenance of commonly used equipment, utilities, building maintenance and operations support services. The total value of services provided by Crossvue to the Company from August 16, 2000 through June 30, 2001 amounted to approximately $486,000 (including $374,000 for software engineering services). During the same period, the Company billed Crossvue a total of approximately $489,000 for their share of rent ($216,000), utilities, building maintenance and operations support services.

9.  COMMITMENTS  &  CONTINGENCIES

In July 1999, the Company entered into a lease for office and operating facilities in San Jose, California, which expires in August 2005. The office space lease provides for monthly rent payments plus a share of taxes, insurance and maintenance on the properties. The Company has also entered into certain other capital leases for office furniture. The annual minimum lease payments under these leases are as follows:

Year ending June 30,      Operating Lease    Capital Leases
                          ----------------  ----------------
2002                      $        432,342  $        52,083
2003                               449,632           23,674
2004                               467,622
2005                               486,320
2006                                81,576
                          ----------------  ----------------
  Total minimum lease
    Payments              $      1,917,492           75,757
                          ================

Less imputed interest                                (2,618)
                                            ----------------
Present value of net
  minimum lease payments                    $        73,139
                                            ================

Rent expense was approximately $221,000 (net of $216,000 allocated to Crossvue for office space) and $544,000 for the years ended June 30, 2001 and 2000, respectively.

On May 18, 2000, the Company opened a standby letter of credit with Imperial Credit Corporation for $125,000 to secure a future lease-financing contract with a leasing company in connection with a purchase of office cubicles and furniture installed in July 2000. The actual lease financing obtained by the Company on February 2001 was for $100,273 repayable over a period of two years. As a result, the letter of credit had been reduced to $50,000 and is secured by a time certificate of deposit for the same amount that matures and is automatically renewed every 90 days until all future lease obligations are extinguished.

On October 17, 2000, Hewlett-Packard HP VeriFone ("HP VeriFone") provided @POS.com and Crossvue with notices that HP VeriFone believed that each of them had breached certain of their obligations under the License, Development and Distribution Agreement signed by the Company with HP Verifone on January 12, 2000. As contemplated by the agreement, @POS.com had assigned on April 12, 2000, certain of its rights and obligations under the agreement to Crossvue, which was then a majority-owned subsidiary of the Company. In December 2000, @POS.com received a Notice of Termination from HP VeriFone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2 million, which represents prepaid license fees and payment for inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as other current liabilities as of June 30, 2001. The claim for payments totaling $488,000 made by HP VeriFone to @POS.com for inventory purchases has not been reserved as a liability at June 30, 2001.

The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending.

10.  SUBSEQUENT  EVENT

On September 28, 2001, the Company completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue, certain shareholders of Crossvue and Crossvue Acquisition Corporation ("CAC"), a Delaware corporation and wholly-owned subsidiary of the Company formed for the purpose of effecting the merger. Along with the IP and Crossvue's Customer base, @POS.com acquired Crossvue's net assets of approximately $4.6M including $4.1M of cash and investments. This will enable @POS.com to further expand and continue with future development and marketing activity. In consideration for the merger, the Company issued 4,159,937 shares of its common stock for all of the outstanding preferred stock of Crossvue. Due to the liquidation preferences of the preferred stock, all outstanding shares of common stock of Crossvue were canceled. The purchase price was determined through arms-length negotiations among the parties. Approximately 24% of the common stock issued by the Company was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding. Crossvue develops, markets and sells digital receipt services to retailers that allow them to leverage customer transaction events and details across all sales channels to improve customer service, streamline operations and generate incremental revenue.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in or disagreements with its accountants on accounting and financial disclosure during the period covered by this report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on December 7, 2001 (the "Proxy Statement").

ITEM  10.  EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Compensation of Directors" and "Executive Officers - Executive Compensation" contained in the Proxy Statement.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Compensation of Directors" and "Executive Officers - Executive Compensation" contained in the Proxy Statement.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


     None.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


@POS.COM,  INC.

Date: October 2, 2001           By:  /s/ LLAVAN FERNANDO
                                         Llavan Fernando
                                         Chief Executive Officer



Pursuant to the requirements of the Exchange Act, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.



Date: October 2, 2001          By:   /s/  LLAVAN  FERNANDO
                                     -------------------------------
                                      Llavan  Fernando
                                      Chairman  of  the  Board  and
                                      Chief  Executive
                                      Officer  (Principal
                                      Executive  Officer)


Date: October 2, 2001           By:   /s/  GARY  RUMMELHOFF
                                      -------------------------------
                                       Gary  Rummelhoff
                                       Chief Financial Officer (Principal
                                       Accounting  Officer)


Date: October 2, 2001           By:   /s/  MATTHEW  GRAVES
                                      -------------------------------
                                       Matthew  Graves
                                       Director


Date: October 2, 2001           By:   /s/  EDWARD  KOLASINSKI
                                      -------------------------------
                                       Edward  Kolasinski
                                       Director