Form 10QSB
period 2001-09-30
ATPOS COM INC
filed 2001-11-14
CIK 893855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of issuer's common stock outstanding as of October 31, 2001:
8,738,874


Transitional Small Business Disclosure Format: Yes  [ ]   No  [X]

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2001 and     3
        June 30, 2001

        Condensed Statements of Operations for the
        Three Months Ended September 30, 2001 and 2000                         4

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 2001 and 2000                         5

        Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      19


        Signature                                                             19

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                                 @POS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           AS OF SEPTEMBER 30, 2001 AND
                                  JUNE 30, 2001

                                                 September 30, 2001      June 30, 2001
                                                    (Unaudited)            (Audited)
                                                --------------------  --------------------
                        ASSETS

Current assets:
  Cash and cash equivalents                     $         5,206,504   $           897,169
  Accounts receivable (net of allowance                   2,658,885               373,911
   for bad debts of $28,986 at 9/30/01
   and $36,683 at 6/30/01)
Other receivables                                            43,294                88,746
Inventories, net                                            934,010               140,160
Prepaid expenses and other current                          781,689               307,195
   assets
                                                --------------------  --------------------

          Total current assets                            9,624,382             1,807,181
                                                --------------------  --------------------

Property and equipment                                    2,982,060               993,177
  Less:  Accumulated depreciation                        (2,099,461)             (698,894)
                                                --------------------  --------------------
Property and equipment, net                                 882,599               294,283
Other long-term assets                                       97,235                92,500
                                                --------------------  --------------------

Total assets                                    $        10,604,216   $         2,193,964
                                                ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                              $         2,448,615   $           561,000
  Accrued liabilities                                       303,800               261,515
  Deferred revenues                                       3,024,256               486,610
  Other current liabilities                                 766,085               849,885
  Capital lease obligations, current                         99,217                45,577
                                                --------------------  --------------------
      Total current liabilities                           6,641,973             2,204,587
                                                --------------------  --------------------
Capital lease obligations, non-current                      594,452                27,562
Deferred rent                                                68,516                     -

Stockholders' equity:

  Series B convertible preferred stock                          460                   460
  Series D convertible preferred stock                        1,273                 1,273
  Common stock                                                8,738                 4,578
  Additional paid-in capital                             25,299,036            23,413,543
  Accumulated deficit                                   (22,010,232)          (23,458,039)
                                                --------------------  --------------------
      Total stockholders' equity (deficit)                3,299,275               (38,185)
                                                --------------------  --------------------

Total liabilities and stockholders' equity      $        10,604,216   $         2,193,964
                                                ====================  ====================

   The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                        2001             2000
                                                   ---------------  ---------------
Products and accessories sales                     $    2,729,625   $      231,417
License fees                                                7,861        1,266,330
Other                                                      63,103           38,685
                                                   ---------------  ---------------
Total revenues                                          2,800,589        1,536,432

Cost of revenues                                        1,700,954          391,885
                                                   ---------------  ---------------
Gross Profit                                            1,099,635        1,144,547
                                                   ---------------  ---------------
Operating expenses:
   Selling, general and administrative                  1,200,213        1,497,614
   Research and development                               514,907        1,222,495
                                                   ---------------  ---------------
     Total operating expenses                           1,715,120        2,720,109
                                                   ---------------  ---------------
Operating loss                                           (615,485)      (1,575,562)

Interest expense and other                                  1,824          (84,495)
Interest income                                            10,940           68,012
                                                   --------------------------------
Loss before income taxes, minority interest and          (602,721)      (1,592,045)
extraordinary item

Provision for income taxes                                      -                -
Minority interest share in Crossvue's loss                      -         (145,545)
                                                   --------------------------------
Loss before extraordinary item                           (602,721)      (1,446,500)
Extraordinary item- Gain from the acquisition of
    Crossvue, Inc., net of tax                          2,050,528                -
                                                   ---------------  ---------------
Net income (loss)                                  $    1,447,807   $   (1,446,500)
                                                   ===============  ===============

(Loss) per share before extraordinary item:
   Basic                                           $        (0.13)  $        (0.32)
   Diluted                                         $        (0.13)  $        (0.32)

Income per share from extraordinary item:
   Basic                                           $         0.44                -
   Diluted                                         $         0.44                -

Net income (loss) per share:
   Basic                                           $         0.31   $        (0.32)
   Diluted                                         $         0.31   $        (0.32)

Weighted average shares outstanding:
   Basic                                                4,714,587        4,578,412
   Diluted                                              4,714,587        4,578,412

The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                           2001             2000
                                                      ---------------  ---------------
Cash flows from operating activities:
Net operating loss                                     $     (602,721)  $   (1,446,500)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
    Depreciation and amortization                             41,377           46,356
    Provision for bad debts                                    3,269          (33,971)
    Stock compensation expense                                17,681           26,545
Minority interest share in Crossvue's losses                       -         (145,545)
Net impact of Crossvue deconsolidation                             -         (438,712)
Changes in operating assets and liabilities,
net of acquisition:
 Accounts receivable                                      (2,285,985)        (819,229)
 Inventories                                                (793,850)          25,317
 Prepaid expenses and other current assets                  (332,029)          29,452
 Other long-term assets                                            -          (52,500)
 Accounts payable                                          1,668,470          458,139
 Accrued liabilities                                         (13,972)          80,294
 Deferred revenues                                         2,524,146          593,571
 Other current liabilities                                   (83,799)         (34,243)
                                                      ---------------  ---------------
Net cash provided by (used in) operating activities          142,587       (1,711,026)
                                                      ---------------  ---------------

Cash flows from investing activities:
 Cash received from the acquisition of Crossvue, Inc.      4,206,741                -
 Purchases of property and equipment                         (27,322)         (49,086)
                                                      ---------------  ---------------
 Net cash provided by (used in)investing activities        4,179,419          (49,086)
                                                      ---------------  ---------------

Cash flows from financing activities:
 Repayments of capital leases                                (12,671)         (20,805)
 Issuance of common stock                                          -            2,290
                                                      ---------------  ---------------
 Net cash used in financing activities                       (12,671)         (18,515)
                                                      ---------------  ---------------

Net increase (decrease) in cash and cash
equivalents                                                4,309,335       (1,778,627)

Cash and cash equivalents at beginning of
    period                                                   897,169        2,891,692
                                                      ---------------  ---------------
Cash and cash equivalents at end of period            $    5,206,504   $    1,113,065
                                                      ===============  ===============

The accompanying notes are an integral part of these condensed financial statements

                                 @POS.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS  OF  PRESENTATION

The  financial  information included herein for the three months ended September
30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-KSB of @POS.com, Inc. (the "Company," or "@POS.com") for the year ended June 30, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

2.  CONSOLIDATION

The Company's balance sheet at September 30, 2001 includes the accounts of Crossvue. On September 28, 2001, the Company completed the acquisition of Crossvue, Inc. ("Crossvue"). Along with the IP and Crossvue's customer base, @POS.com acquired Crossvue's net assets of approximately $4.4 million, including $4.2 million of cash and investments. In consideration for the merger, the Company issued 4,159,937 shares of its common stock valued at approximately $1.9 million (based on the Company's average stock price during the three days prior to the completion of the transaction) for all of the outstanding preferred stock of Crossvue. Due to the liquidation preferences of the preferred stock, all outstanding shares of common stock of Crossvue were canceled. Approximately 24% of the common stock issued by the Company was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding. As a result the Company consolidated Crossvue starting September 28, 2001.

The difference between Crossvue's net assets as of that date and the estimated purchase price amounting to $2.1 million has been treated as extraordinary gain in the company's consolidated income statement for the three months ended
September 30, 2001. Crossvue develops, markets and sells digital receipt services to retailers that allow them to leverage customer transaction events and details across all sales channels to improve customer service, streamline operations and generate incremental revenue. The acquisition of Crossvue was accounted for in accordance with the recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". See Note 13.

The following are unaudited pro-forma operating results of the Company for the periods indicated assuming that the acquisition of Crossvue occurred as of July 1, 2000:

                                                    Three Month     Year Ended
                                                   Ended Sept.30     June 30,
                                                       2001            2001
                                                   -------------  --------------
Revenue                                            $  2,841,089   $   7,207,978
Net Loss From continuing operations                  (2,003,089)    (11,455,059)
Diluted loss from continuing operations per share  $      (0.23)  $       (1.31)

The Company's financial statements for the previous fiscal year's first quarter results include the accounts of Crossvue from July 1, 2000 through August 15, 2000. Crossvue was formerly a majority-owned subsidiary of @POS.com. After Crossvue completed a Series A and a Series B preferred stock round of financing in January 2000 and August 2000, respectively, @POS.com's ownership of Crossvue's voting interests was reduced to approximately 45% (35% after reflecting the exercise of all-outstanding options and warrants to purchase shares of Crossvue stock). Accordingly, @POS.com changed its method of accounting for its investment in Crossvue from the consolidation method to the equity method starting August 16, 2000.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2001 and 2000 as follows:

                                       Three  Months  Ended
                                          September  30,
                                     ----------  ------------
                                        2001         2000
                                     ----------  ------------
Numerator for basic and diluted
earnings per share:
   Loss before extraordinary item    $(602,721)  $(1,446,500)
                                     ----------  ------------
   Extraordinary item                 2,050,528            -
                                     ----------  ------------
   Net income (loss)                 $1,447,807  $(1,446,500)
                                     ----------  ------------
Denominator for basic
   Earnings (loss) per share -
   weighted average Common shares     4,714,587    4,578,412
                                     ----------  ------------
Effect of dilutive securities
   Series B Preferred                   933,270      934,816
   Series C Preferred Stock                  --           --
   Series D Preferred Stock           1,294,910    1,273,149
   Employee stock options and
warrants                              1,380,591      183,290
                                     ----------  ------------
       Total dilutive shares          3,608,771    2,391,255
                                     ----------  ------------
Loss per share before extraordinary
item:
   Basic                             $    (0.13)  $    (0.32)
   Diluted                           $    (0.13)  $    (0.32)
Income per share from extraordinary
item:
   Basic                             $     0.44            -
   Diluted                           $     0.44            -
Income (loss) per share:
   Basic                             $     0.31  $     (0.32)
   Diluted                           $     0.31  $     (0.32)
Potentially dilutive securities
excluded from computations as the
effect would be antidilutive          3,608,771    2,391,255
                                     ----------  ------------


4.  INVENTORIES,  NET

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. As of the dates indicated, the Company's inventories were as follows:

                              September 30,   June 30,
                                  2001          2001
                              -------------  ----------

           Raw materials      $    958,931   $ 159,831
           Finished goods            5,916      11,166
           Inventory reserve       (30,837)    (30,837)
                              -------------  ----------

                  Total       $    934,010   $ 140,160
                              =============  ==========

5.   REVENUE  RECOGNITION

Revenues during the first quarter of fiscal 2002 consist mainly of sales of hardware and accessories to end users. In the prior year fiscal quarter, the Company derived most of its revenues from licensees authorized to manufacture and sell the Company's products to end users, and to a lesser extent revenues are derived from direct sales of products and services to customers.

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


6.  RESEARCH  AND  DEVELOPMENT

Research and development costs are generally expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. Such costs incurred during the three months ended September 30, 2001 and 2000 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

7.  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Property under capital leases and leasehold improvements are depreciated over the lesser of the useful life of the asset or the lease term. The Company expenses all individual purchases of property and equipment costing less than $1,000. These purchases would not have a material effect on the financial statements had they been capitalized. Repairs and maintenance costs are also expensed as incurred.

The Company evaluates the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As part of the Company 's acquisition of Crossvue on September 28, 2001, management determined that certain hardware and software purchased by Crossvue for services development and data center operations would not be used as intended as a result of the integration of certain systems and functions between the two companies. As a result the Company wrote their assets down by $344,000 to their estimated fair values in Crossvue's opening balance sheet as of September 28, 2001.

At September 30, 2001, and June 30, 2001, the Company's property and equipment consisted of the following:

                                           -----------------------------------
                                            Sept. 30, 2001     June 30, 2001
                                            (Consolidated)   (Unconsolidated)
                                           -----------------------------------
     Office Equipment                      $       315,994   $        295,894
     Engineering and production equipment          251,904            227,241
     Computer equipment and software             1,118,628            227,012
     Furniture and fixtures                        236,278             57,820
     Assets under capital lease                    854,422            100,274
     Leasehold improvements                        204,834             84,936
                                           -----------------------------------

     Subtotal                                    2,982,060            993,177
     Less - Accumulated depreciation            (2,099,461)          (698,894)
                                           -----------------------------------

     Total                                 $       882,599   $        294,283
                                           ================  =================

The property and equipment details shown above are consolidated balances at September 30, 2001 as a result of @POS.com's acquisition of Crossvue on September 28, 2001. The balances at June 30, 2001 was not consolidated since @POS.com held only a minority ownership of Crossvue at that time. Please see note  2.


8.  Restricted  Cash

Included in other long-term assets at September 30, 2001 and June 30, 2001 is a certificate of deposit for $50,000 held as collateral for a letter of credit opened with Comerica Bank (formerly Imperial Bank) to secure lease financing of the Company's office cubicles and furniture.

9.  COMPREHENSIVE  LOSS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended September 30, 2001 and 2000, the Company's comprehensive loss was equal to the net loss for each of the two periods, respectively.

10.  MINORITY  INTEREST

The accompanying income statement for the quarter ended September 30, 2000 reflects the minority stockholders' share of $145,545 in the Crossvue's loss based on the percentage of its holdings in Crossvue's total outstanding common and preferred shares during the period from July 1 through August 15, 2000.

11.  RELATED  PARTY  TRANSACTIONS  AND  SIGNIFICANT  CUSTOMERS

One of the Company's directors is a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. ("Welch Allyn"). Welch Allyn owns approximately 1,295,000 shares of the Company's Preferred D Stock. On January 11, 2000, the Company signed a licensing agreement with Welch Allyn's Hand Held Products affiliate, HHP-Welch Allyn. This was terminated on
December 29, 2000 when the Company entered into a new non-exclusive License Agreement with HHP-Welch Allyn under which @POS.com received a one-time paid-up license fee of $2.4 million in return for granting HHP- Welch Allyn a non-exclusive license for certain @POS.com products and technology, and the right to modify the technology in return for assuming all technical and customer support obligations. As a result of the new agreement, the Company did not receive any license fees from HHP-Welch Allyn during the quarter ended September 30, 2001 compared to $1,260,000 received during the same period last year. The Company's largest customer during the quarter ended September 30, 2001 was Federated Systems Group (FSG) which accounted for approximately $2.1 million or 74 % of total revenues. The revenue from FSG was all derived from the sale of brand new iPOS 3100 units and accessories. In addition, the Company also entered into an agreement with FSG to refurbish and upgrade 29,000 units of existing PW3100 in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001 and is scheduled for completion on November 15, 2001. All revenue and expenses relating to the refurbishment activities have been deferred as of September 30, 2001 pending the signing of the formal agreement between @POS.com and FSG. The agreement was subsequently signed on October 31, 2001.

In addition to FSG, the Company's other significant customer for the three-month period ending September 30, 2001 was CACI, Inc. which accounted for $329,000 or 12% of total revenue.

12.   SEGMENT  INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected balance sheet information for @POS.com and Crossvue as of September 30, 2001 (in thousands):

------------------------------------------------------------------------
|                | @POS.com  | Crossvue  | Elimination |  Consolidated  |
|                | --------- | --------- | ----------- | -------------- |
| Cash           | $   1,000 | $   4,207 |           - | $        5,207 |
| Accounts       |     2,657 |         2 |             |          2,659 |
| Receivable     |           |           |             |                |
| Inventory      |       934 |         - |             |            934 |
| Property and   |       280 |       602 |             |            882 |
| equipment- net |           |           |             |                |
| Other asset    |       679 |       260 |         (17)|            922 |
| Total Assets   | $   5,550 | $   5,071 |         (17)|  $      10,604 |
------------------------------------------------------------------------

As disclosed in Note 2, the Company acquired Crossvue on September 28, 2001. Hence only the balance sheet items of Crossvue is consolidated with @POS.com at September 30, 2001.

13.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138 during the quarter ended September 30, 2001.

In July, 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted this Statement during the quarter ended September 30, 2001.

In July 2001, the FASB also issued SFAS No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and existing goodwill will no longer be subject to amortization. The Company adopted this Statement during the quarter ended September 30, 2001.

In August 2001, the FASB issued SFAS No. 143 ("SFAS 143") "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

14.  CONTINGENT  LIABILITY

On October 17, 2000, Hewlett-Packard HP VeriFone ("HP VeriFone") provided @POS.com and Crossvue with notices that HP VeriFone believed that each of them had breached certain of their obligations under the License, Development and Distribution Agreement signed by the Company with HP VeriFone on January 12, 2000. As contemplated by the agreement, @POS.com had assigned on April 12, 2000, certain of its rights and obligations under the agreement to Crossvue, which was then a majority-owned subsidiary of the Company. In December 2000, @POS.com received a Notice of Termination from HP VeriFone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2 million, which represents prepaid license fees and payment for inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as other current liabilities as of September 30, 2001. The claim for payments totaling $488,000 made by HP VeriFone to @POS.com for inventory purchases has not been reserved as a liability at September 30, 2001.

The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending.

The Company is contingently liable for a $50,000 standby letter of credit with Comerica Bank to secure a lease-financing contract with a leasing company in connection with a purchase of office cubicles and furniture installed in July 2000. The letter of credit is secured by a time certificate of deposit for the same amount (see Note 8) that matures and is automatically renewed every 90 days until all future lease obligations are extinguished.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements of @POS.com, Inc. and its wholly-owned subsidiary (see Note 2 to the Condensed Financial Statements), including the notes thereto (see Part I, Item 1) and the section entitled "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company", or "@POS.com") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the Company's and Crossvue's mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, availability of components, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, the extent to which the POS device market accepts our products, our ability to development new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and other and issues and uncertainties discussed below. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW  AND  DEVELOPMENTS

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

On December 29, 2000, @POS.com entered into an agreement with HHP-Welch Allyn, the Company's primary licensee, in which the Company received $2.4 million in return for granting HHP-Welch Allyn a non-exclusive, worldwide and perpetual license for certain @POS.com products and technology and the right to modify the technology in return for assuming all technical and customer support obligations. In June 2001, @POS.com completed deliverables and received acceptance under the agreement such that substantially all license fees received from HHP-Welch Allyn were recognized in the fourth quarter of fiscal 2001.

As a result of this and the termination of the Company's agreements with certain other channel partners, and the Company's merger with Crossvue described below, the Company will refocus its future business strategy back to the traditional sale of products directly to its customers. Late in fiscal 2001, the Company reestablished a direct sales force and focused its marketing efforts on retail merchants and OEMs serving the POS environment. Through these actions, the Company expects that future revenues will be derived primarily by direct sales of product and related services. The Company does not expect to receive significant license fees in the foreseeable future.

In January 2000, the Company split into two business entities and announced the formation of a wholly-owned subsidiary, Crossvue, Inc. ("Crossvue", formerly ReceiptCity.com, Inc.). The strategic spin-off allowed Crossvue to focus on its own business model and product development and establish a different customer base, as well as to obtain separate funding. @POS.com continued to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience.

As of June 30, 2000, @POS.com owned approximately 86% of Crossvue's common stock. On August 15, 2000, Crossvue issued Series B Convertible Preferred Stock in a private offering reducing @POS.com's ownership to approximately 46% (31% after reflecting the exercise of all options and warrants). As of June 30, 2001, the Company owned approximately 45% of the equity securities of Crossvue.

On September 28, 2001, @POS.com completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue, certain shareholders of Crossvue and Crossvue Acquisition Corporation ("CAC"), a Delaware corporation and wholly-owned subsidiary of the Company formed for the purpose of effecting the merger.

The merger will allow the Company to take advantage of Crossvue's software applications that secure electronic receipt storage and retrieval and deliver data used for preventing merchant transaction losses and understanding customer-buying behavior. The merger will also allow the Company to offer a complete point of sale solution to its customers and provide the Company with approximately $4.2 million in cash.

In consideration for the merger, the Company issued 4,159,937 shares of its common stock valued at approximately $1.9 million for all of the outstanding preferred stock of Crossvue. The outstanding shares of common stock of Crossvue were canceled. The purchase price was determined through arms-length negotiations among the parties. Approximately 24% of the common stock issued by @POS.com was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding (See Note 10 to the Consolidated Financial Statements).

Prior to the merger, the Company owned ninety-five (95%) of Crossvue's common stock, which constituted approximately thirty five percent (35%) of the equity securities of Crossvue. Prior to the merger, the Chief Executive Officer, Llavan Fernando, owned less than one percent (1%) of the Series A Preferred Stock of Crossvue and was a director and shareholder of one (1) share of common stock of Crossvue Limited, which was a wholly owned subsidiary of Crossvue. The Company and Crossvue were parties to a License, Development and Distribution Agreement with Hewlett Packard-VeriFone and were parties to a licensing agreement with American Express. Prior to the merger, the Company had no representative on the board of directors of Crossvue. Other than as described above, there were no material relationships between the Company or its affiliates, and Crossvue or its affiliates, or between any officers or directors of the Company or its affiliates, and the officers or directors of Crossvue or its affiliates.

The shares issued in the transaction were not registered with the Securities and Exchange Commission and were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 (the "Securities Act") pursuant to the exemption set forth in Section 4(2) of the Securities Act.


OPERATING  RESULTS

Revenues: For the fiscal quarter ended September 30, 2001, revenues were $2.8 million compared to $1.5 million last year, an increase of $1.3 million or 82%. Revenues during the first fiscal quarter ended September 30, 2001 were generated entirely from the direct sale of the Company's products, accessories and services to customers. This contrasts with the first fiscal quarter of the previous year in which $1.3M, or 82% of total revenue, was earned through license fees. The Company ended its most significant licensing relationship with Hand Held Products, an affiliate of Welch Allyn, prior to the end of the last fiscal year. Direct product sales for the first fiscal quarter were derived primarily from the sale of brand new iPOS 3100 units to Federated Systems Group
(FSG) which accounted for approximately $2.1 million or 74% of total revenues. In addition to the revenues earned during the quarter, @pos.com billed and deferred revenues of approximately $3 million under terms of a refurbishment agreement subsequently signed on October 31, 2001 between @pos.com and FSG. Management believes that the entire project may generate approximately $6 million in revenues upon its completion prior to the end of the second fiscal quarter. However, there can be no assurance that this revenue will actually be generated or received. In addition to FSG, the Company's also sold $329,000 worth (or 12% of revenue) of iPOS3100 units to CACI, Inc. during the first quarter of fiscal 2002.

Gross Profit: Gross profit for the quarter ended September 30, 2001 was $1.1 million, a decrease of $45,000 or 4% when compared to gross profit in the same period last year. Gross margin was 39%, a decline of 35-percentage points from gross margin in the same period last year. Cost of sales increased $1.3M from the previous year, which is reflective of the shift toward direct product sales that occurred in the current quarter. The Company's cost of direct product sales as a percent of revenue is significantly higher when compared to cost of revenue related to license fees.

Operating Expenses: Operating expenses for the first quarter ended September 30, 2001 were $1.7 million compared to $2.7 million during the same period in fiscal 2001. The lower operating expenses primarily reflect the impact of Crossvue's expenses that were consolidated with @POS.com during the first fiscal quarter of 2000. During that period, Crossvue operating expense of approximately $1 million from July 1 through August 15, 2000 was included in @pos.com reported results. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing @pos.com's ownership of Crossvue to 45% and, thus, @pos.com was no longer consolidated with Crossvue's operating results. Pursuant to the merger agreement dated September 28, 2001, Crossvue became a wholly-owned subsidiary of @pos.com. Therefore, operating expenses are expected to increase in subsequent quarters as a result of including Crossvue in future consolidated results. The impact is estimated at approximately $800,000 per quarter.

Without including the impact of Crossvue results, operating expenses for the first quarter of fiscal 2002 increased by $35,000 over the same period last year. This was due mainly to a $44,000 higher sales and marketing expenses and a $20,000 increase in R and D expense, partly offset by a $29,000 decrease in finance and administrative expenses. The increased selling and marketing expenses were attributable to higher costs associated with direct sales activities. R and D expenses increased slightly as the Company continues to focus on the development of new products and the enhancement of its existing 3100 line of product. However, as a result of its merger with Crossvue in September 2001, including its foreign R and D subsidiary in Sri Lanka (MobiNetix Systems, Ltd.), the Company's research and development expenses are expected to increase in the future.


Operating Loss: Net operating loss for the three-months ended September 30, 2001 was $615,000 compared to $1.6 million for the year-ago period. As previously discussed, the principal reason for the reduced losses in the period was lower operating expenses.

Interest and Other Expenses: Interest and other expenses were approximately $86,000 lower during the quarter ended September 30, 2001 compared to the year ago period. This is primarily attributable to Crossvue's bridge loan which was paid off after Crossvue obtained its Series B funding in August 2000.

Net Income: Net income for the quarter ended September 30, 2001 was $1.4 million, or $0.17 per diluted share, compared to a net loss of $1.4 million or $(0.32) per basic share, for the same period in fiscal 2000. Current period net income included an extraordinary gain of $2.1 million recognized on the acquisition of Crossvue, Inc. On September 28, 2001, @pos.com acquired Crossvue's net assets valued at approximately $4.4 million in exchange for 4,159,937 shares of @pos.com's common stock, which had a market value of approximately $1.9 million at the time of acquisition. Without inclusion of the extraordinary gain, @pos.com had a loss of $603,000 or $ (0.13) per share during the quarter ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balance as of September 30, 2001 was $5.2 million, an increase of $4.3 million over the three-month period. The increase was primarily a result of the merger with Crossvue and, to a lesser extent, cash provided through operating activities. In contrast, cash decreased by $1.8 million during same quarter of the previous year, mainly as a result of net loss from operations of $1.4 million and the impact of the deconsolidation of Crossvue following its issuance of Series B Preferred Stock in August 2000 which reduced @POS.com's ownership interest to 45%.

Cash provided by operating activities during the period amounted to approximately $143,000. In comparison, the Company used approximately $1.7 million in operating activities during the same period last year. The net positive cash flow from operations during this quarter was primarily due to a net income $1.4 million, a $2.5 million increase in deferred revenues and a $1.7 million increase in accounts payable. These increases are due largely to the refurbishment project with FSG. As noted earlier, @pos.com billed and deferred revenues of approximately $3 million under terms of a refurbishment agreement subsequently signed on October 31, 2001 between @pos.com and FSG. The increase in deferred revenues and accounts payable were partly offset by increases in accounts receivable, inventories, prepaid expenses and other assets.

Cash provided by investing activities of $4.2 million, as previously noted, resulted from the acquisition of Crossvue. Cash used in financing activities amounted only to approximately $13,000 relating to the payment of capital lease obligations.

The Company believes that its current cash and investments will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.


Impact  of  Currency  and  Inflation

The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. During the first quarter of fiscal year 2002, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Company's financial results for the periods included in this report have not been significant.

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

LOSSES: Since the Company's inception, it has incurred net losses, resulting primarily from costs related to operations and product research and development. At September 30, 2001, the Company had an accumulated deficit of $22 million.

The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

REVENUE GROWTH AND LIMITED LIQUIDITY RESOURCES: The Company believes that its current cash and investments, together with the cash received as part of the Crossvue acquisition of approximately $4.2 million and future cash flows will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. The Company believes that the assumptions regarding the projected revenue growth are reasonable and appropriate. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.

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

DISRUPTIVE ACQUISITIONS: The Company is seeking to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will enhance the value of our business. If the Company were to buy a service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their service or technology into the Company's business could cause significant delays in executing other key areas of the Company's business plan. This could include delays in moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for the Company, which could result in the loss of key technical or business knowledge to the Company. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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

DEPENDENCY ON A FEW SIGNIFICANT CUSTOMERS: As indicated in Note 12 to the consolidated financial statements, the Company currently relies upon a few large retail customers for a significant percentage of its revenues. While the Company continues in its efforts to expand its customer base, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

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

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL: The Company's future performance depends upon the continued service of a number of senior management and key technical personnel including Llavanya Fernando, the Company's Chief Executive Officer; Gary Rummelhoff, Chief Financial Officer; James Boyer, Vice-President of Operations, Marketing and International Sales; Dennis Kraft, Vice-President of Business Development and Domestic Sales; and Simon Lee, Director of
Engineering. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

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

RELIANCE ON THIRD PARTIES. The Company outsources its manufacturing in Taiwan through a local affiliate in Fullerton, California. It also outsources its repair work with an independent company in San Jose, California. The Company is also reliant on third party suppliers. The Company is reliant on the ability of these companies to perform. The failure of these companies to perform services for the Company would force the Company to attempt to contract with other companies to perform the services. If the Company was unable to identify other suitable providers, its results of operations would be adversely affected.

HIGHLY VOLATILE COMMON STOCK PRICE: The market price of our common stock has been, and is likely to continue to be, highly volatile as the market for technology companies and the stock market in general, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology related companies' stocks have decreased substantially within the last year. The market downturn and adjustment for the high valuations for technology companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other technology stocks. The per share closing price of our common stock between July 1, 2001 and October 31, 2001 ranged from a high of $0.75 as of September 6, 2001 to a low of $0.26 as of October 24, 2001. In addition, an active public market for our common stock may not continue.




Item  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits
          None

(b)    Reports  on  Form  8-K
          The Company filed reports on Form 8-K on October 15, 2001 and October 16, 2001. The reports on Form 8-K described the Company's merger with Crossvue as of September 28, 2001, as described in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           @POS.com,  Inc.


Date:  November 14, 2001           By:  /s/    Gary  Rummelhoff
                                              ----------------

                                        Gary  Rummelhoff
                                        Chief  Financial  Officer
                                        (Duly  Authorized  Officer  and
                                        Principal  Accounting  Officer)