Form 10QSB
period 2001-12-31
ATPOS COM INC
filed 2002-02-19
CIK 893855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to
                               -------    -------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of issuer's common stock outstanding as of January 31, 2002:
9,760,682


Transitional Small Business Disclosure Format: Yes  [ ]   No  [X]

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of December 31 and
        June 30, 2001                                                         3

        Condensed Consolidated Statements of Operations for the
        Three Months Ended December 31, 2001 and 2000                         4

        Condensed Consolidated Statements of Operations for the
        Six Months Ended December 31, 2001 and 2000
                                                                              4

        Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 2001 and 2000
                                                                              5

        Notes to Condensed Consolidated Financial Statements
                                                                              6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
                                                                             13

PART II.  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds.                           20

Item 4  Submission of Matter to a Vote of Security Holders                   20

Item 5  Other Information                                                    21

        Signature                                                            24

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                                 @POS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 2001 AND
                                  JUNE 30, 2001

                                                 December 31, 2001    June 30, 2001
                                                    (Unaudited)         (Audited)
                                                -------------------  ---------------
                       ASSETS

Current assets:
  Cash and cash equivalents                     $        3,472,435   $      897,169
  Accounts receivable (net of allowance
   for bad debts of $35,052 at 12/31/01
   and $36,683 at 6/30/01)                                 298,769          373,911
Other receivables                                           44,960           88,746
Inventories, net                                           442,359          140,160
Prepaid expenses and other current
   assets                                                  369,951          307,195
                                                -------------------  ---------------
          Total current assets                           4,628,474        1,807,181
                                                -------------------  ---------------
Property and equipment                                   1,645,906          993,177
  Less:  Accumulated depreciation                         (778,678)        (698,894)
                                                -------------------  ---------------
Property and equipment, net                                867,228          294,283
Other long-term assets                                      97,235           92,500
                                                -------------------  ---------------
Total assets                                    $        5,592,937   $    2,193,964
                                                ===================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                              $        1,045,995   $      561,000
  Accrued liabilities                                      381,879          261,515
  Deferred revenues                                        214,671          486,610
  Other current liabilities                                766,085          849,885
  Capital lease obligations, current                       152,921           45,577
                                                -------------------  ---------------
      Total current liabilities                          2,561,551        2,204,587
                                                -------------------  ---------------
Capital lease obligations, non-current                     480,431           27,562
Deferred rent                                               95,119                -

Stockholders' equity:

  Series B convertible preferred stock                         461              460
  Series D convertible preferred stock                           -            1,273
  Common stock                                               9,575            4,578
  Additional paid-in capital                            25,253,883       23,413,543
  Accumulated deficit                                  (22,808,083)     (23,458,039)
                                                -------------------  ---------------
      Total stockholders' equity (deficit)               2,455,836          (38,185)
                                                -------------------  ---------------

Total liabilities and stockholders' equity      $        5,592,937   $    2,193,964
                                                ===================  ===============

     The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                         2001         2000
                                                                     ------------  -----------
Products and accessories sales                                       $   950,960   $  237,161
Refurbishment revenue                                                  3,121,792            -
Consulting revenue                                                       273,385       34,053
License fees                                                               4,799    1,032,298
Other                                                                    106,215       53,347
                                                                     ------------  -----------
Total revenues                                                         4,457,151    1,356,859

Cost of revenues                                                       2,722,008      364,986
                                                                     ------------  -----------
Gross Profit                                                           1,735,143      991,873
                                                                     ------------  -----------
Operating expenses:
   Selling, general and administrative                                 1,607,461    1,174,308
   Research and development                                               11,775      557,140
                                                                     ------------  -----------
     Total operating expenses                                          2,519,236    1,731,448
                                                                     ------------  -----------
Operating loss                                                          (784,093)    (739,575)

Interest expense and other                                               (44,932)      19,281
Interest income                                                           31,174       16,015
                                                                     ------------  -----------
Loss before income taxes,                                               (797,851)    (704,279)

Provision for income taxes                                                     -            -
                                                                     ------------  -----------
Net (loss)                                                           $  (797,851)  $ (704,279)
                                                                     ============  ===========

Net loss per share:
   Basic                                                             $     (0.09)  $    (0.15)
   Diluted                                                           $     (0.09)  $    (0.15)

Weighted average shares outstanding:
   Basic                                                               8,838,976    4,578,928
   Diluted                                                             8,838,976    4,578,928

     The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                         2001          2000
                                                                     ------------  ------------
Products and accessories sales                                       $ 3,680,585   $   476,609
Refurbishment revenue                                                  3,121,792             -
Consulting Revenue                                                       273,385        57,235
License fees                                                              12,660     2,292,335
Other                                                                    169,318        67,112
                                                                     ------------  ------------
Total revenues                                                         7,257,740     2,893,291

Cost of revenues                                                       4,422,962       756,871
                                                                     ------------  ------------
Gross Profit                                                           2,834,778     2,136,420
                                                                     ------------  ------------
Operating expenses:
   Selling, general and administrative                                 2,807,674     2,671,922
   Research and development                                            1,426,682     1,779,635
                                                                     ------------  ------------
     Total operating expenses                                          4,234,356     4,451,557
                                                                     ------------  ------------
Operating loss                                                        (1,399,578)   (2,315,137)

Interest expense and other                                               (43,108)      (65,214)
Interest income                                                           42,114        84,027
                                                                     ------------  ------------
Loss before income taxes, minority interest and extraordinary item    (1,400,572)   (2,296,324)

Provision for income taxes                                                     -             -
Minority interest share in subsidiary loss                                     -       145,545
                                                                     ------------  ------------
Loss before extraordinary item                                        (1,400,572)   (2,150,779)
Extraordinary item- net gain from the
    acquisition of Crossvue, Inc.                                      1,050,528             -
                                                                     ------------  ------------
Net income (loss)                                                    $   649,956   $(2,150,779)
                                                                     ============  ============
(Loss) per share before extraordinary item:
   Basic                                                             $     (0.21)  $     (0.47)
   Diluted                                                           $     (0.21)  $     (0.47)

Income per share from extraordinary item:
   Basic                                                             $      0.30             -
   Diluted                                                           $      0.30             -

Net income (loss) per share:
   Basic                                                             $      0.10   $     (0.47)
   Diluted                                                           $      0.10   $     (0.47)

Weighted average shares outstanding:
   Basic                                                               6,776,782     4,578,670
   Diluted                                                             6,776,782     4,578,670

     The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001          2000
                                                      ------------  ------------
Cash flows from operating activities:
Net operating loss                                    $(1,400,572)  $(2,150,779)
Adjustments to reconcile (operating loss) to net
cash used in operating activities:
    Depreciation and amortization                          79,786        73,084
    Provision for bad debts                                 9,335       (21,769)
    Stock compensation expense                             17,093        10,329
Minority interest share in Crossvue's losses                    -      (145,545)
Net impact of Crossvue deconsolidation                          -      (438,712)
Changes in operating assets and liabilities, net of
acquisition:
 Accounts receivable                                       68,065      (450,678)
 Inventories                                             (302,199)       10,689
 Prepaid expenses and other current assets                 61,931        65,765
 Other long-term assets                                         -       (52,500)
 Accounts payable                                         265,851       478,814
 Accrued liabilities                                       64,107      (159,897)
 Deferred revenues                                       (285,439)      615,018
Deferred rent                                              26,603             -
 Other current liabilities                                (83,799)      591,012
                                                      ------------  ------------
Net cash provided by used in operating activities      (1,479,238)   (1,575,169)
                                                      ------------  ------------
Cash flows from investing activities:
 Cash received from the acquisition of Crossvue,Inc.    4,206,741             -
 Purchases of property and equipment                      (34,247)     (109,028)
                                                      ------------  ------------
 Net cash provided by (used in)investing activities     4,172,494      (109,028)
                                                      ------------  ------------

Cash flows from financing activities:
 Repayments of capital leases                             (72,990)      (20,805)
 Issuance of common stock                                                 2,290
 Redemption of Series D preferred shares for cash
  and common stock                                        (45,000)
 Stock issuance cost                                            -       (56,125)
                                                      ------------  ------------
 Net cash used in financing activities                   (117,990)      (74,640)
                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents
                                                        2,575,266    (1,758,837)

Cash and cash equivalents at beginning of
    period                                                897,169     2,891,692
                                                      ------------  ------------
Cash and cash equivalents at end of period            $ 3,472,435   $ 1,132,855
                                                      ============  ============

     The accompanying notes are an integral part of these condensed financial statements

                                 @POS.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The financial information included herein for the three and six months ended December 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  CONSOLIDATION

The Company's balance sheet at December 31, 2001 includes the accounts of Crossvue. Crossvue develops, markets and sells digital receipt services to retailers that allow them to leverage customer transaction events and details across all sales channel to improve customer service, streamline operations and generate incremental revenue. On September 28, 2001, the Company completed the acquisition of Crossvue. The acquisition was accounted for in accordance with the recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". See Note 8. Along with the Internet Protocol and Crossvue's customer base, @POS.com acquired Crossvue's net assets of approximately $4.4 million, including $4.2 million of cash and investments. In consideration for the merger, the Company issued 4,159,937 shares of its common stock valued at approximately $1.9 million (based on the Company's average stock price during the three days prior to the completion of the transaction) for all of the outstanding preferred stock of Crossvue. Due to the liquidation preferences of the preferred stock, all outstanding shares of common stock of Crossvue were canceled. Approximately 24% of the common stock issued by the Company was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding. As a result the Company consolidated Crossvue starting September 28, 2001.

The difference between Crossvue's net assets of $4.4 million as of acquisition date and the estimated purchase price of $2.0 million, less fixed assets write-offs of $344,000 had been treated as extraordinary gain in the Company's income statement for the three months ended September 30, 2001.

The following are unaudited pro-forma operating results of the Company for the periods indicated assuming that the acquisition of Crossvue occurred as of July 1, 2000:

                                                     Six Months      Year Ended
                                                    Ended Dec.31,     June 30,
                                                        2001            2001
                                                   ---------------  -------------
Revenue                                            $    7,298,240   $  7,207,978
Net loss from continuing operations                    (2,800,940)   (11,455,059)
Diluted loss from continuing operations per share  $        (0.32)  $      (1.31)

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

B.  NET LOSS PER SHARE

Basic net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income (loss) per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if-converted method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants. For the three and six months ended December 31, 2001, the number of shares used in the computation of diluted earnings (loss) per share was the same as the number used for the computation of basic earnings per share.

Had the Company reported net income before extraordinary item, the dilutive item, the dilutive shares used for the computation of the diluted net loss per share would be 12,122,402 and 10,529,262 for the three and six month periods ended December 31, 2001, respectively. Had the Company reported net income before extraordinary item, the Company would not include potentially dilutive securities of 3,273,427 and 3,752,481 for the three and six month periods ended December 31, 2001, respectively, In the computation of diluted earnings (loss) per common share because to do so would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended December 31, 2001 and 2000 as follows:

                                  Three Months Ended            Six Months Ended
                                     December 31,                  December 31,
                             ----------------------------  ----------------------------
                                 2001           2000           2001           2000
                             -------------  -------------  -------------  -------------
Numerator for basic and
diluted earnings per share:
 Loss before extraordinary
                             -------------  -------------  -------------  -------------
 item                        $   (797,851)  $   (704,279)  $ (1,400,572)  $ (2,150,779)
                             -------------  -------------  -------------  -------------
 Extraordinary item                     -              -      2,050,528              -
                             -------------  -------------  -------------  -------------
 Net income (loss)               (797,851)      (704,279)       649,956   $ (2,150,779)
                             -------------  -------------  -------------  -------------
Denominator for basic
 Earnings (loss) per share
 - weighted average Common
 shares                         8,838,976      4,578,928      6,776,782      4,578,670
                             -------------  -------------  -------------  -------------

Loss per share before
extraordinary item:
 Basic                               (.09)          (.15)          (.20)          (.47)
 Diluted                             (.09)          (.15)          (.20)          (.47)
Income per share from
extraordinary item:
 Basic                                  -              -            .30              -
 Diluted                                -              -            .30              -
Net Income loss)per share:
 Basic                               (.09)          (.15)           .10           (.47)
 Diluted                             (.09)          (.15)           .10           (.47)
                             -------------  -------------  -------------  -------------

C.  INVENTORIES, NET

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. As of the dates indicated, the Company's inventories were as follows:

                               December 31, 2001    June 30,2001
                              -------------------  --------------
           Raw materials      $          326,709   $     159,831
           Work-in-Process               116,516               -
           Finished goods                 29,971          11,166
           Inventory reserve             (30,837)        (30,837)
                              -------------------  --------------
                  Total       $          442,359   $     140,160
                              ===================  ==============

D.   REVENUE RECOGNITION

Revenues during the first six months of fiscal 2002 were substantially derived from the sale of hardware and accessories and the provision of refurbishment services to a large customer. In the first six months of fiscal 2001, the Company derived most of its revenues from licensees authorized to manufacture and sell the Company's products to end users, and to a lesser extent revenues are derived from direct sales of products and services to customers.

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

E.   RESEARCH AND DEVELOPMENT

Research and development costs are generally expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. Such costs incurred during the three and six months ended December 31, 2001 and 2000 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

F. PROPERTY AND EQUIPMENT

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

The Company evaluates the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As part of the Company's acquisition of Crossvue on September 28, 2001, management determined that certain hardware and software purchased by Crossvue for services development and data center operations would not be used as intended as a result of the integration of certain systems and functions between the two companies and held the assets for disposition. As a result the Company wrote their assets down by $344,000 to their estimated fair values in Crossvue's opening balance sheet as of September 28, 2001. In the second quarter, based on market conditions, the Company suspended the disposition efforts and placed the assets in use internally.


At December 31, 2001, and June 30, 2001, the Company's property and equipment consisted of the following:

                                      --------------------------------------
                                       December 31, 2001     June 30, 2001
                                        (Consolidated)     (Unconsolidated)
                                      --------------------------------------
Office Equipment                      $          301,710   $        295,894
Engineering and production equipment             258,829            227,241
Computer equipment and software                  626,705            227,012
Furniture and fixtures                           190,120             57,820
Assets under capital lease                       100,274            100,274
Leasehold improvements                           168,268             84,936
                                      -------------------  -----------------
Subtotal                                       1,645,906            993,177
Less - Accumulated depreciation                 (778,678)          (698,894)
                                      -------------------  -----------------
Total                                 $          867,228   $        294,283
                                      ===================  =================

The property and equipment details shown above include the net book value of the assets acquired from Crossvue on September 28, 2001. The balances at June 30, 2001 was not consolidated since @POS.com held only a minority ownership of Crossvue at that time. Please see note 2A .

3.  RESTRICTED CASH

Included in other long-term assets at December 31, 2001 and June 30, 2001 is a certificate of deposit for $50,000 held as collateral for a letter of credit opened with Comerica Bank (formerly Imperial Bank) to secure lease financing of the Company's office cubicles and furniture.

4.  COMPREHENSIVE LOSS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months and six months ended December 31, 2001 and 2000, the Company's comprehensive loss was equal to the net loss for each of the two periods, respectively.

5. MINORITY INTEREST

The accompanying income statement for the three months and six months ended December 31, 2000 reflects the minority stockholders' share of $145,545 in the Crossvue's loss from July 1 through August 15, 2000 based on the percentage of its holdings in Crossvue's total outstanding common and preferred shares at that time. See Note 2.

6.  RELATED  PARTY  TRANSACTIONS  AND  SIGNIFICANT  CUSTOMERS

One of the Company's directors was a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. ("Welch Allyn"). Welch Allyn had owned s approximately 1,295,000 shares of the Company's Preferred D Stock until December 21, 2001 when the shares were redeemed by the Company in exchange for 837,216 shares of the Company's common stock and $45,000 in cash. Prior to the conversion of its Preferred D stock, the Company had signed a licensing agreement with Welch Allyn's Hand Held Products affiliate, HHP-Welch Allyn on January 11, 2000. This agreement was terminated on December 29, 2000 when the Company entered into a new non-exclusive License Agreement with HHP-Welch Allyn under which @POS.com received a one-time paid-up license fee of $2.4 million in return for granting HHP-Welch Allyn a non-exclusive license for certain @POS.com products and technology, and the right to modify the technology in return for assuming all technical and customer support obligations. As a result of the new agreement, the Company did not receive any license fees from HHP-Welch Allyn during the three and six months ended December 31, 2001, compared to approximately $1.3 million and $2.3 million, respectively, received during the same period last year.

The Company's largest customer during the six months ended December 31, 2001 was Federated Systems Group (FSG). The Company has entered into an agreement with FSG to refurbish and upgrade 29,000 units of existing PW3100 in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001. FSG accounted for approximately $6.2 million or 85 % of the Company's total revenues for the six months ended December 31, 2001. The revenue consisted of $2.8 million derived from the sale of new iPOS 3100 units and accessories, and $3.4 million from upgrading and refurbishing more than 25,000 units of FSG's existing iPOS 3100 devices. The remaining 4,000 units are expected to be completed by March 1, 2002.

The Company had no other customer that accounted for at least 10% of its total revenue during the six-month period.

7.  SEGMENT  INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS NO. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected balance sheet information for @POS.com and Crossvue as of December 31, 2001 (in thousands):

                               @pos.com    Crossvue   Elimination   Consolidated
                               ---------  ----------  ------------  -------------
Cash                           $     681  $   2,792                 $       3,473
Accounts
Receivable                           297          2                           299
Inventory                            442          -                           442
Property and
equipment - net                      249        618                           867
Other Asset                          341        574          (403)            512
Total Assets                       2,010      3,986          (403)          5,593
Sales                              7,244        100           (86)          7,258
Operating Expense                  3,439        882           (86)          4,235
Net Income (Loss)              $   1,452  $    (802)                $         650


8.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In July, 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations," which supersedes Accounting Principles Board ("APB" Opinion No.
16. "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted this Statement for the fiscal year beginning July 1, 2001.

In July 2001, the FASB also issued SFAS No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and existing goodwill will no longer be subject to amortization. The Company adopted this Statement for the fiscal year beginning July 1, 2001.

In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

9.  CONTINGENT  LIABILITY

On October 17, 2000, Hewlett-Packard HP VeriFone ("HP VeriFone") provided @POS.com and Crossvue with notices that HP VeriFone believed that each of them had breached certain of their obligations under the License, Development and Distribution Agreement signed by the Company with HP VeriFone on January 12, 2000. As contemplated by the agreement, @POS.com had assigned on April 12, 2000, certain of its rights and obligations under the agreement to Crossvue, which was then a majority-owned subsidiary of the Company. In December 2000, @POS.com received a Notice of Termination from HP VeriFone, claiming that @POS.com and Crossvue had failed to cure the alleged breach, and demanding return of $1.2 million, which represents prepaid license fees and payment for inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as other current liabilities as of December 31, 2001. The claim for payments totaling $488,000 made by HP VeriFone to @POS.com for inventory purchases has not been reserved as a liability at December 31, 2001.

The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending.

The Company is contingently liable for a $50,000 standby letter of credit with Comerica Bank to secure a lease-financing contract with a leasing company in connection with a purchase of office cubicles and furniture installed in July 2000. The letter of credit is secured by a time certificate of deposit for the same amount (see Note 3) that matures and is automatically renewed every 90 days until all future lease obligations are extinguished.

10.  SUBSEQUENT  EVENT

In January 2002, the Company reduced its work force located in the United States. The lay off affected two of the Company's officers, one Director and six lower level management employees. The Company incurred costs of approximately $188,000 to be recorded as operating expense for the third quarter of fiscal 2002. This measure was adopted in order to enable the Company to reduce its operating costs and extend the length of time that the Company can continue to operate without obtaining additional financing.

On January 30, 2002, the Company formed a strategic alliance with GO Software, a leading provider of payment processing solutions. The Company and GO software signed a development agreement and a co-marketing agreement. Under the terms of the development. Go software will develop and provide payment processing software to integrate with point-of-sale hardware terminals manufactured and marketed under the @pos brand. The co-marketing agreement allow each company access to the other's primary markets.

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

This quarterly report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company", or "@POS.com") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the Company's mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, availability of components, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, the extent to which the POS device market accepts our products, our ability to development new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and other issues and uncertainties discussed below. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.

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

During Fiscal 2002, the Company has derived revenues from primarily two sources: direct product sales and refurbishment of products previously sold to Federated Systems Group (FSG). Prior to fiscal 2001, direct product sales and related services represented substantially all of the Company's revenue. These sales were made directly to merchants and OEMs under the Company's own brand name. The Company maintained its own direct sales force and marketed products directly to retail merchants and OEM's serving that market.

Early in fiscal 2001, following the formation of Crossvue as described below, the Company ceased direct sales of its products. During that year, the Company derived a majority of its revenue from license fees totaling $4.7 million or 66% of total revenues. License fees were received pursuant to agreements in which the Company exchanged prepaid fees and royalty payments and the licensees were entitled to manufacture the devices under their private label and sell and support the POS terminals based on @POS.com technology.

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

As a result of this and the termination of the Company's agreements with certain other channel partners, and the Company's merger with Crossvue as described below, the Company has refocused its business strategy back to the traditional sale of products directly to its customers. Late in fiscal 2001, the Company reestablished a direct sales force and focused its marketing efforts on retail merchants and OEMs serving the POS environment. Through these actions, the Company expects that future revenues will be derived primarily by direct sales of product and related services. The Company does not expect to receive significant license fees in the foreseeable future.

In January 2000, the Company had split into two business entities and announced the formation of a wholly-owned subsidiary, Crossvue, Inc. ("Crossvue", formerly ReceiptCity.com, Inc.). The strategic spin-off allowed Crossvue to focus on its own business model and product development and establish a different customer base, as well as to obtain separate funding. @POS.com continued to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience.

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

The merger has allowed the company to take advantage of Crossvue's software applications that secure electronic receipt storage and retrieval and deliver data used for preventing merchant transaction losses and understanding customer-buying behavior. The merger has also allowed the Company o refocus its efforts on the sales of products, offer a complete point of sale solution to its customers and provide the Company with approximately $4.2 million in cash.

OPERATING  RESULTS

Revenues: For the three months ended December 31, 2001, revenues were $4.5 million compared to $1.4 million last year, an increase of $3.1 million or 221%. Revenues during the quarter were generated primarily from refurbishment services to FSG and direct sale of the Company's products, accessories and services to FSG and other customers. This is in contrast with the same quarter of the prior fiscal year in which $1.0 million, or 76% of total revenue, was earned through license fees. Total revenues for the first six months of fiscal 2002 were approximately $7.3 million, a 151% increase from revenues of $2.9 million during the same period in fiscal 2001. These significant changes in revenues from last year are attributable to the Company's departure from the hardware licensing model and its return to traditional direct sales of products and services to its customers. The Company ended its most significant licensing relationship with Hand Held Products, an affiliate of Welch Allyn, prior to the end of fiscal 2001. This year, the Company's largest customer during the six months ended December 31, 2001 was Federated Systems Group (FSG) which accounted for approximately $6.2 million or 85 % of total revenues. The revenue consisted of $2.8 million derived from the sale of brand new iPOS 3100 units and accessories, and $3.4 million from upgrading and refurbishing more than 25,000 units of FSG's existing iPOS3100 devices . The Company currently has an existing agreement with FSG to refurbish and upgrade 29,000 units of existing PW3100 in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001 and was originally scheduled for completion on November 15, 2001. The completion was delayed due partly to the shortage of parts. The remaining 4,000 units are expected to be completed in March 2002.

Even though the Company's revenues during the six months ended December 31, 2001 were significantly higher than last year, there can be no assurance that the same level of revenue will be achieved for the second half of current fiscal 2002.

Gross Profit and Gross Margin: Gross profit for the quarter ended December 31, 2001 was approximately $1.7 million or 39% of total revenue, an increase of $743,000 compared to gross profit of approximately $1 million or 73% of total revenue for the same three-month period of last year. Gross profit for the six months ended December 31, 2001 was $2.8 million, an increase of $698,000 or 33% when compared to gross profit of $2.1 million in the same period last year. Gross margin for the six months ended December 31, 2001 was 39%, a decline of 35-percentage points from gross margin in the same period last year. The decline in gross margin from last year is reflective of the shift from a licensing model toward direct product sales that occurred in the current fiscal year. The Company's cost of direct product sales and services as a percent of revenue is significantly higher when compared to cost of revenue related to license fees.

Operating Expenses: Operating expenses for the second quarter ended December 31, 2001 were $2.5 million compared to $1.7 million during the same period in fiscal 2001, an increase of $788,000 or 45%. This year's operating expenses for the second quarter included approximately $882,000 relating to Crossvue. Last year, was not consolidated with @POS.com starting August 16, 2000 when @POS.com's ownership of Crossvue was reduced to 45%. Without including the impact of Crossvue's expenses, operating expenses for the second quarter of fiscal 2002 decreased by $94,000 over the same period last year due primarily to lower research and development and administrative expense which offset an increase in sales and marketing expenses. The increased selling and marketing expenses were attributable to higher costs associated with direct sales activities including salaries of new hires, travel expenses and commission. The lower expense for research and development and administration resulted primarily from lower outside consulting costs.

Operating expenses for the six months ended December 31, 2001 were $4.2 million, a decrease of $217,000 or 5% compared to same period in fiscal 2001. This was again due mainly to lower expenses included in the consolidated results that are attributable to Crossvue. This year's results included Crossvue's expenses during the second quarter totaling approximately $882,000 compared to approximately $1 million included in prior year's consolidated results. Last year's consolidated results included Crossvue's operating expenses from July 1 through August 15, 2000. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing @POS.com's ownership of Crossvue to 45% and, thus, @POS.com was no longer consolidated with Crossvue's operating results. This year, following the merger of the Company with Crossvue on September 28, 2001, Crossvue became a wholly-owned subsidiary of @POS.com. Operating expenses relating to Crossvue were included in the Company's consolidated results starting the second quarter ended December 31, 2001.

As a result of its merger with Crossvue in September 2001, including Crossvue (Private) Ltd., its foreign R and D subsidiary in Sri Lanka, the Company's operating expenses are expected to increase in future quarters. Management has taken steps to mitigate the impact of the merger on future spending by reducing its workforce and tightening controls over its spending (see Note 10 to consolidated financial statements).

Operating Loss: Net operating loss for the six-months ended December 31, 2001 was $1.4 million compared to $2.3 million for the year-ago period. As previously discussed, the principal reasons for the reduced losses in the period were higher revenue and lower operating expenses.

Net Income: Net loss for the quarter ended December 31, 2001 was $798,000, or $(0.09) per diluted share, compared to a net loss of $704,000 or $(0.15) per basic share, for the quarter ended December 31, 2001. Net income for the current fiscal year-to-date period was $650,000 or $.10 per share compared to a net loss of $2.2 million or $(0.47) per share last year. The basic and diluted earnings per share between periods are the same as the Company is in a loss position at the operating level for each of those periods. Net income for the six months ended December 31, 2001 included an xtraordinary gain of $2.0 million recognized on the acquisition of Crossvue, Inc. On September 28, 2001, @POS.com acquired Crossvue's net assets valued at approximately $4.3 million in exchange for 4,159,937 shares of @POS.com's common stock, which had a market value of approximately $1.9 million at the time of acquisition. Without inclusion of the extraordinary gain, @POS.com had a loss of $1.4 million or $ (0.20) per share for the six months ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balance as of December 31, 2001 was $3.5 million, an increase of $2.6 million over the previous six-month period. The increase was primarily a result of cash acquired from the merger with Crossvue, and to a lesser extent, cash used in operating activities. In contrast, cash decreased by $1.8 million during same period of the previous year, mainly as a result of net loss from operations of $2.2 million and the impact of the deconsolidation of Crossvue following its issuance of Series B Preferred Stock in August 2000 which reduced @POS.com's ownership interest to 45%.

Net cash used in operating activities during the six months ended December 31, 2001 amounted to approximately $1.5 million. In comparison, the Company used cash of approximately $1.6 million in operating activities during the same period last year. The net negative cash flow from operations during the six month period was primarily due to a net operating loss of $1.4 million, a $285,000 decrease in deferred revenues, a $302,000 increase in inventories and a $84,000 decrease in other current liabilities. These were partly offset by decreases in accounts receivable, prepaid expenses and increases in accounts payable and deferred rent.

Cash provided by investing activities of $4.2 million, as previously noted, resulted mainly from the acquisition of Crossvue, partly reduced by purchase of plant equipment of $50,000. Cash used in financing activities amounted to approximately $73,000 relating to the payment of capital lease obligations and to the $45,000 conversion of Series D Preferred shares from HHP Welch Allyn.

The Company has implemented several cash conservation measures to help improve its cash position. Specifically, @POS has cut expenses through reductions in headcount across the organization and delayed and/or eliminated capital expenditure plans. In January 2002, the Company reduced its work force located in the United States. The work force reduction affected two of the Company's officers, one Director and six other employees. The Company incurred costs of approximately $188,000 to be recorded as operating expense for the third quarter of fiscal 2002. This measure was adopted in order to enable the Company to reduce its operating costs and extend the length of time that the Company can continue to operate without obtaining additional financing. The Company will continue to evaluate and implement additional cash conservation measures as circumstances dictate

Management believes that its current cash and cash equivalents will be sufficient to support its current operating needs through June 30, 2002 based on the Company's projections, which have certain assumptions with regard to future levels of revenue growth and expenditure. The Company's largest customer during the six months ended December 31, 2001 was Federated Systems Group (FSG). FSG accounted for approximately $6.2 million or 85% of the Company's total revenues for the six months ended December 31, 2001. The projections for the remainder of the fiscal year assumes that revenues from FSG will continue to be a significant source of revenue. However, there can be no assurance that the Company will achieve its projected revenue growth and expenditure level. If the Company is unsuccessful in achieving its projected revenue growth and expenditure level, the Company will have to raise additional financing prior to June 30, 2002 in order to fund its operations. The Company continues to pursue other debt or equity transactions that could provide additional working capital for future operations and expansion. However, there is no assurance that additional funding will be obtained. If the Company is unsuccessful in raising additional capital, alternative sources of financing may be sought at significantly less favorable terms, if at all. No assurances can be given that the Company will be able to obtain such additional funding. If unsuccessful in generating anticipated resources from one or more of the anticipated sources within the next six months and unable to replace the shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of new products or entry into various markets, and otherwise scaling back operations. If the Company is unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

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

LOSSES: Since the Company's inception, it has incurred net losses, resulting primarily from costs related to operations and product research and development. At December 31, 2001, the Company had an accumulated deficit of $23 million.
The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

REVENUE GROWTH AND LIMITED LIQUIDITY RESOURCES: The Company believes that its current cash and future cash flows will be sufficient to support its current operating needs through June 30, 2002 based on its current projected revenue growth. If the Company is unsuccessful in achieving its projected revenue growth, the Company may have to change its current structure of operations and reduce projected spending requirements, explore alternative financing solutions or look for new strategic partners.

To fully execute its business plan, the Company will be required to seek additional capital. The Company continues to pursue other debt or equity transactions that could provide additional financing for future operations and expansion. However, there is no assurance that additional funding will be obtained. If the Company is unsuccessful in raising additional capital, alternative sources of financing may be sought at significantly less favorable terms, if at all. No assurances can be given that the Company will be able to obtain such additional resources. If unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, the Company may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of new products or entry into various markets, and otherwise scaling back operations. If the Company is unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected.

DISRUPTIVE ACQUISITIONS: The Company is seeking to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will enhance the value of our business. If the Company were to buy a service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their service or technology into the Company's business, could cause significant delays in executing other key areas of the Company's business plan. This could include delays in moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for the Company, which could result in the loss of key technical or business knowledge to the Company. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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

DEPENDENCY ON A FEW SIGNIFICANT CUSTOMERS: As indicated in Note 6 to the consolidated financial statements, the Company currently relies upon a few large retail customers for a significant percentage of its revenues. While the Company continues in its efforts to expand its customer base, the Company's revenues will decrease significantly if it loses a large customer. Furthermore, there are no assurances the Company will be successful in attracting new customers.

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

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL: The Company's future performance depends upon the continued service of a number of senior management and key technical personnel including John Wood, the Company's President and Chief Executive Officer, Llavanya Fernando, Chief Technical Officer; Matthew Graves, Chief Financial Officer and VP Operations; and Dennis Kraft, Vice-President of Business Development and Domestic Sales. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense, and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company's. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

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

HIGHLY VOLATILE COMMON STOCK PRICE: The market price of our common stock has been, and is likely to continue to be, highly volatile as the market for technology companies and the stock market in general, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology related companies' stocks have decreased substantially within the last year. The market downturn and adjustment for the high valuations for technology companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other technology stocks. The per share closing price of our common stock between July 1, 2001 and January 31, 2001 ranged from a high of $0. 75 as of September 6, 2001 to a low of $0.15 as of January 31, 2002. In addition, an active public market for our common stock may not continue.

PART  II:   OTHER  INFORMATION

Item  2:  Changes  in  Securities  and  Use  of  Proceeds


From July to December 2001, the Company under its 1996 Stock Plan issued options to purchase up to 442,015 shares of common stock to employees, with exercise prices ranging from $0.42 to $0.68 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

Welch Allyn had owned approximately 1,295,000 shares of the Company's Preferred D Stock until December 21, 2001 when the shares were redeemed by the Company in exchange for 837,216 shares of the Company's common stock and $45,000 in cash. Mr. Edward M. Kolasinski, one of the Company's directors, was a former senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders


The annual meeting of stockholders of @POS.com, Inc. was held on December 18, 2001 for the following purposes:

     (1) To elect three directors to the board of directors to serve until the 2002 annual meeting of stockholders;
     (2) To approve an amendment to the Company's fourth Article of the Certificate of Incorporation increasing the authorized Common Stock, par value $.001 per share, from 12,000,000 shares to 50,000,000 shares; and
     (3) To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares available for grant thereunder from 3,450,000 shares to 3,950,000 shares;

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

Proposal  1:
-----------

Election  of  directors for a one-year term expiring at the 2002 annual meeting.

         NOMINEE               FOR           WITHHELD
---------------------      ------------     ----------
Matthew  C.  Graves          8,036,510        5,470
Llavanya  Fernando           8,036,510        5,470
James  Dorian                8,036,510        5,470

Mr. Edward M. Kolasinski, a member of our board of directors, elected by the holders of Series D Preferred Stock in October, 2000, continued to serve as a member of the board of directors after the meeting.

Proposal  2:
------------

To approve an amendment to the Company's fourth Article of the Certificate of Incorporation increasing the authorized Common Stock, par value $.001 per share, from 12,000,000 shares to 50,000,000 shares.

                FOR           AGAINST        ABSTAIN
            ------------    -----------    ----------
              7,982,506        57,431         2,038

Proposal  3:
------------

To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares available for grant thereunder from 3,450,000 shares to 3,950,000 shares.

                    FOR           AGAINST        ABSTAIN        BROKER NON-VOTES
                -------------   -----------     ----------      ----------------
                  5,770,584        42,220          1,538            2,238,184


Item  5:  OTHER  INFORMATION


On January 8, 2002, the Company appointed John Wood to the positions of President, CEO, and Board Chairman. Mr. Wood succeeds Llavanya Fernando, who will assume the positions of Chief Technology Officer, Chief Strategist and Board Director. Mr. Wood also currently serves as a non-executive vice chairman for Keycorp Ltd., an Australian-based company, which he founded in 1983 and held the position of CEO until relocating to the United States in 1999.

On January 9, 2002, the Company reduced its work force in the United States. Nine employees of the company were affected by the reduction. This measure was adopted in order to enable the Company to reduce its operating costs and extend the length of time that the Company can continue to operate without obtaining additional financing. With the reduction in work force, the Company reorganized its executive staff. Newly appointed CEO, President, and Board Chairman, John Wood will also be conducting Executive Marketing. Matt Graves, Board Director of the Company, will be responsible for the roles of CFO and V.P. Operations. Llavanya Fernando will fulfill the role of V.P. of Research and Development as well as his roles as CTO, Chief Strategist and Board Director. Dennis Kraft, Scott Allan, and Paula Davis will continue as V.P. Sales, V.P. Business Development and Director of International Sales, respectively.

On January 30, 2002, the Company formed a strategic alliance with GO Software, a leading provider of payment processing solutions. The Company and GO Software signed a development agreement and a co-marketing agreement. Under the terms of the development agreement, GO software will develop and provide payment processing software to integrate with point-of-sale hardware terminals manufactured and marketed under the @pos brand. The co-marketing agreement allows each company access to the other's primary markets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 @POS.com,  Inc.


Date:  February 19, 2002                  By:  /s/  Matthew Graves
                                                    --------------
                                               Matthew Graves
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)