Form 10QSB/A
period 2001-12-31
ATPOS COM INC
filed 2002-02-26
CIK 893855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                  FORM 10-QSB/A


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

        Condensed Consolidated Statements of Operations for the
        Six Months Ended December 31, 2001 and 2000
                                                                              4

        Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 2001 and 2000
                                                                              5

        Notes to Condensed Consolidated Financial Statements
                                                                              6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
                                                                             13

PART II.  OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds.                           21

Item 4  Submission of Matter to a Vote of Security Holders                   21

Item 5  Other Information                                                    22

        Signature                                                            23

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

                                 @POS.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                         2001          2000
                                                                     ------------  ------------
Products and accessories sales                                       $ 3,680,585   $   476,609
Refurbishment revenue                                                  3,121,792             -
Consulting Revenue                                                       273,385        57,235
License fees                                                              12,660     2,292,335
Other                                                                    169,318        67,112
                                                                     ------------  ------------
Total revenues                                                         7,257,740     2,893,291

Cost of revenues                                                       4,422,962       756,871
                                                                     ------------  ------------
Gross Profit                                                           2,834,778     2,136,420
                                                                     ------------  ------------
Operating expenses:
   Selling, general and administrative                                 2,807,674     2,671,922
   Research and development                                            1,426,682     1,779,635
                                                                     ------------  ------------
     Total operating expenses                                          4,234,356     4,451,557
                                                                     ------------  ------------
Operating loss                                                        (1,399,578)   (2,315,137)

Interest expense and other                                               (43,108)      (65,214)
Interest income                                                           42,114        84,027
                                                                     ------------  ------------
Loss before income taxes, minority interest and extraordinary item    (1,400,572)   (2,296,324)

Provision for income taxes                                                     -             -
Minority interest share in subsidiary loss                                     -       145,545
                                                                     ------------  ------------
Loss before extraordinary item                                        (1,400,572)   (2,150,779)
Extraordinary item- net gain from the
    acquisition of Crossvue, Inc.                                      2,050,528             -
                                                                     ------------  ------------
Net income (loss)                                                    $   649,956   $(2,150,779)
                                                                     ============  ============
(Loss) per share before extraordinary item:
   Basic                                                             $     (0.21)  $     (0.47)
   Diluted                                                           $     (0.21)  $     (0.47)

Income per share from extraordinary item:
   Basic                                                             $      0.30             -
   Diluted                                                           $      0.30             -

Net income (loss) per share:
   Basic                                                             $      0.10   $     (0.47)
   Diluted                                                           $      0.10   $     (0.47)

Weighted average shares outstanding:
   Basic                                                               6,776,782     4,578,670
   Diluted                                                             6,776,782     4,578,670


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

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended December 31, 2001 and 2000 as follows:


                                  Three Months Ended            Six Months Ended
                                     December 31,                  December 31,
                             ----------------------------  ----------------------------
                                 2001           2000           2001           2000
                             -------------  -------------  -------------  -------------
Numerator for basic and
diluted earnings per share:
 Loss before extraordinary
                             -------------  -------------  -------------  -------------
 item                        $   (797,851)  $   (704,279)  $ (1,400,572)  $ (2,150,779)
                             -------------  -------------  -------------  -------------
 Extraordinary item                     -              -      2,050,528              -
                             -------------  -------------  -------------  -------------
 Net income (loss)               (797,851)      (704,279)       649,956   $ (2,150,779)
                             -------------  -------------  -------------  -------------
Denominator for basic
 Earnings (loss) per share
 - weighted average Common
 shares                         8,838,976      4,578,928      6,776,782      4,578,670
                             -------------  -------------  -------------  -------------

Loss per share before
extraordinary item:
 Basic                               (.09)          (.15)          (.21)          (.47)
 Diluted                             (.09)          (.15)          (.21)          (.47)
Income per share from
extraordinary item:
 Basic                                  -              -            .30              -
 Diluted                                -              -            .30              -
Net Income loss)per share:
 Basic                               (.09)          (.15)           .10           (.47)
 Diluted                             (.09)          (.15)           .10           (.47)
                             -------------  -------------  -------------  -------------

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
                              ===================  ==============

D.   REVENUE RECOGNITION

Revenues during the first six months of fiscal 2002 were substantially derived from the sale of hardware and accessories and the provision of refurbishment services to a large customer. In the first six months of fiscal 2001, the Company derived most of its revenues from licensees authorized to manufacture and sell the Company's products to end-users, and to a lesser extent revenues are derived from direct sales of products and services to customers.

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

5. MINORITY INTEREST

The accompanying income statement for the three months and six months ended December 31, 2000 reflects the minority stockholders' share of $145,545 in the Crossvue's loss from July 1 through August 15, 2000 based on the percentage of its holdings in Crossvue's total outstanding common and preferred shares at that time. See Note 2A.

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

The Company's largest customer during the six months ended December 31, 2001 was Federated Systems Group (FSG). The Company has entered into an agreement with FSG to refurbish and upgrade 29,000 units of existing PW 3100 in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001. FSG accounted for approximately $6.2 million or 85 % of the Company's total revenues for the six months ended December 31, 2001. The revenue consisted of $2.8 million derived from the sale of new iPOS 3100 units and accessories, and $3.4 million from upgrading and refurbishing more than 25,000 units of FSG's existing iPOS 3100 devices. The remaining 4,000 units are expected to be completed by March 1, 2002.

The Company had no other customer that accounted for at least 10% of its total revenue during the first six-month period of this fiscal year and prior fiscal year.

7.  SEGMENT  INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS NO. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected balance sheet and income statement information for @POS.com and Crossvue as of December 31, 2001 (in thousands):

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

10.  SUBSEQUENT  EVENT

In January 2002, the Company reduced its work force located in the United States. The lay off affected two of the Company's officers, one Director and six other employees. The Company incurred costs of approximately $188,000 to be recorded as operating expense for the third quarter of fiscal 2002. This measure was adopted in order to enable the Company to reduce its operating costs and extend the length of time that the Company can continue to operate without obtaining additional financing.

On January 30, 2002, the Company formed a strategic alliance with GO Software, a leading provider of payment processing solutions. The Company and GO software signed a development agreement and a co-marketing agreement. Under the terms of the development, Go software will develop and provide payment processing software to integrate with point-of-sale hardware terminals manufactured and marketed under the @pos brand. The co-marketing agreement allow each company access to the other's primary markets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements of @POS.com, Inc. and its wholly-owned subsidiary (see Note 2A to the Condensed Financial Statements), including the notes thereto (see Part I, Item 1) and the section entitled "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

OPERATING  RESULTS

A summary of the Company's significant accounting policies relating to consolidation, net loss per share calculation, inventories, revenue recognition, research and development, and property and equipment is described in Note 2 to Condensed Consolidated Financial Statements.

Revenues: For the three months ended December 31, 2001, revenues were $4.5 million compared to $1.4 million last year, an increase of $3.1 million or 221%. Revenues during the quarter were generated primarily from refurbishment services to FSG and direct sale of the Company's products, accessories and services to FSG and other customers. This is in contrast with the same quarter of the prior fiscal year in which $1.0 million, or 76% of total revenue, was earned through license fees. Total revenues for the first six months of fiscal 2002 were approximately $7.3 million, a 151% increase from revenues of $2.9 million during the same period in fiscal 2001. These significant changes in revenues from last year are attributable to the Company's departure from the hardware licensing model and its return to traditional direct sales of products and services to its customers. The Company ended its most significant licensing relationship with Hand Held Products, an affiliate of Welch Allyn, prior to the end of fiscal 2001. This year, the Company's largest customer during the six months ended December 31, 2001 was Federated Systems Group (FSG). The Company currently has an existing agreement with FSG to refurbish and upgrade 29,000 units of existing PW3100 in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001. FSG accounted for approximately $6.2 million or 85 % of total revenues. The revenue consisted of $2.8 million derived from the sale of new iPOS 3100 units and accessories, and $3.4 million from upgrading and refurbishing more than 25,000 units of FSG's existing iPOS3100 devices. The remaining 4,000 units are expected to be completed in March 2002.

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

Operating expenses for the six months ended December 31, 2001 were $4.2 million, a decrease of $217,000 or 5% compared to same period in fiscal 2001. This was caused primarily by lower expenses included in the consolidated results that are attributable to Crossvue. This year's results included Crossvue's expenses during the second quarter totaling approximately $882,000 compared to approximately $1 million included in prior year's consolidated results. Last year's consolidated results included Crossvue's operating expenses from July 1 through August 15, 2000. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing @POS.com's ownership of Crossvue to 45% and, thus, @POS.com was no longer consolidated with Crossvue's operating results starting August 16, 2000. This year, following the merger of the Company with Crossvue on September 28, 2001, Crossvue became a wholly-owned subsidiary of @POS.com. Operating expenses relating to Crossvue were included in the Company's consolidated results starting the second quarter ended December 31, 2001.

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

Net Income: Net loss for the quarter ended December 31, 2001 was $798,000, or $(0.09) per diluted share, compared to a net loss of $704,000 or $(0.15) per basic share, for the quarter ended December 31, 2000. Net income for the current fiscal year-to-date period was $650,000 or $.10 per share compared to a net loss of $2.2 million or $(0.47) per share last year. The basic and diluted earnings per share between periods are the same as the Company is in a loss position at the operating level for each of those periods. Net income for the six months ended December 31, 2001 included an extraordinary gain of $2.1 million recognized on the acquisition of Crossvue, Inc. On September 28, 2001, @POS.com acquired Crossvue's net assets valued at approximately $4.3 million in exchange for 4,159,937 shares of @POS.com's common stock, which had a market value of approximately $1.9 million at the time of acquisition. Without inclusion of the extraordinary gain, @POS.com had a loss of $1.4 million or $ (0.21) per share for the six months ended December 31, 2001.

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


                                                 @POS.com,  Inc.


Date:  February 25, 2002                  By:  /s/  Matthew Graves
                                                    --------------
                                               Matthew Graves
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)