Form 10QSB
period 2002-03-31
ATPOS COM INC
filed 2002-05-15
CIK 893855

U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2002

THIS FILING INCLUDES UNREVIEWED QUARTERLY FINANCIAL STATEMENTS IN LIEU OF REVIEWED FINANCIAL STATEMENTS BECAUSE THE COMPANY ELECTED NOT TO HAVE ARTHUR ANDERSEN, LLP PERFORM SUCH REVIEW SERVICES.

THE COMPANY WILL SELECT AN INDEPENDENT ACCOUNTANT TO CONDUCT SUCH ACTIVITIES AS PROVIDED IN TEMPORARY NOTE 2T TO ARTICLE 3 OF REGULATION S-X.

NO AUDITOR HAS OPINED THAT THE UNAUDITED, UNREVIEWED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, RESULTS OF OPERATIONS, CASH FLOWS AND CHANGES IN SHAREHOLDER'S EQUITY OF THE COMPANY FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP).

Commission  File  Number  0-23152

                                 @POS.COM,  INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    33-0253408
     -----------------------------                     -----------------
    (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                   Identification  No.)

                  3051 NORTH FIRST STREET, SAN JOSE, CA 95134
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 468-5400
                          ---------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number  of  shares  of  issuer's  common stock outstanding as of April 30, 2002:
10,300,970


Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 @POS.COM, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART  I.   FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements

          Condensed  Consolidated  Balance  Sheets  as  of  March  31, 2002
          and June 30, 2001                                                    3

          Condensed Consolidated Statements  of  Operations  for  the
          Three Months Ended  March  31,  2002 and 2001                        4

          Condensed Consolidated Statements  of  Operations  for  the
          Nine Months Ended  March  31,  2002  and 2001                        5

          Condensed Consolidated Statements  of  Cash  Flows  for  the
          Nine Months Ended  March  31,  2002  and 2001                        6

          Notes to Condensed  Consolidated  Financial  Statements              7

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition and Results  of  Operations                               14

PART  II. OTHER  INFORMATION

Item  2  Changes in   Securities and Use of Proceeds.                         19

         Signature                                                            20

PART  I:  FINANCIAL  INFORMATION

ITEM  1:  CONDENSED  FINANCIAL  STATEMENTS

THIS  FILING  INCLUDES  UNREVIEWED  QUARTERLY  FINANCIAL  STATEMENTS  IN LIEU OF
REVIEWED  FINANCIAL  STATEMENTS  BECAUSE  THE COMPANY ELECTED NOT TO HAVE ARTHUR
ANDERSEN,  LLP  PERFORM  SUCH  REVIEW  SERVICES.

THE  COMPANY WILL SELECT AN INDEPENDENT ACCOUNTANT TO CONDUCT SUCH ACTIVITIES AS
PROVIDED  IN  TEMPORARY  NOTE  2T  TO  ARTICLE  3  OF  REGULATION  S-X.

NO  AUDITOR  HAS  OPINED  THAT  THE  UNAUDITED,  UNREVIEWED FINANCIAL STATEMENTS
PRESENT  FAIRLY,  IN  ALL  MATERIAL RESPECTS, THE FINANCIAL POSITION, RESULTS OF
OPERATIONS,  CASH  FLOWS  AND CHANGES IN SHAREHOLDER'S EQUITY OF THE COMPANY FOR
EACH  OF  THE  PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES  (GAAP).

                                 @POS.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                                                 March 31, 2002    June 30, 2001
                                                  (Unaudited)        (Audited)
                                                ----------------  ---------------
ASSETS

Current assets:
  Cash and cash equivalents                     $     1,018,997   $      897,169
  Accounts receivable (net of allowance
   for bad debts of $22,762 at 3/31/02
   and $36,683 at 6/30/01)                              579,329          373,911
  Other receivables                                      16,765           88,746
Inventories, net                                        545,813          140,160
Prepaid expenses and other current
   assets                                               409,629          357,195
                                                ----------------  ---------------
          Total current assets                        2,570,533        1,857,181
                                                ----------------  ---------------
Property and equipment                                1,636,594          993,177
  Less:  Accumulated depreciation                      (889,031)        (698,894)
                                                ----------------  ---------------
Property and equipment, net                             747,563          294,283
Other long-term assets                                   42,500           42,500
                                                ----------------  ---------------

Total assets                                    $     3,360,596   $    2,193,964
                                                ================  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                              $       947,702   $      561,000
  Accrued liabilities                                   354,605          261,515
  Deferred revenues                                     114,450          486,610
  Other current liabilities                             772,046          849,885
  Capital lease obligations, current                     90,860           45,577
                                                ----------------  ---------------

      Total current liabilities                       2,279,663        2,204,587

Capital lease obligations, non-current                  480,431           27,562
Deferred rent                                            98,787                -

Stockholders' equity:

  Series B convertible preferred stock                      369              460
  Series D convertible preferred stock                        -            1,273
  Common stock                                           10,226            4,578
  Additional paid-in capital                         25,339,234       23,413,543
  Accumulated deficit                               (24,848,114)     (23,458,039)
                                                ----------------  ---------------

      Total stockholders' equity (deficit)              501,715          (38,185)
                                                ----------------  ---------------


Total liabilities and stockholders' equity      $     3,360,596   $    2,193,964
                                                ================  ===============

The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                             2002          2001
                                         ------------  ------------
Products and accessories sales           $   132,658   $   727,293
Refurbishment revenue                        666,207             -
Repair services                              122,435       236,393
License fees                                  25,036        11,933
Other                                         18,000        21,187
                                         ------------  ------------

Total revenues                               964,336       996,806

Cost of revenues                             515,955       573,060
                                         ------------  ------------

Gross Profit                                 448,381       423,746
                                         ------------  ------------

Operating expenses:
   Selling, general and administrative     1,478,975     1,114,269
   Research and development                  981,793       525,346
                                         ------------  ------------

     Total operating expenses              2,460,768     1,639,615
                                         ------------  ------------

Operating loss                            (2,012,387)   (1,215,869)

Interest expense and other                   (35,787)       (6,786)
Interest income                                8,143        16,324
                                         ------------  ------------

Loss before income taxes                  (2,040,031)   (1,206,331)

Benefit from income taxes                          -        28,066
                                         ------------  ------------

Net (loss)                               $(2,040,031)  $(1,178,265)
                                         ============  ============


Net loss per share:
   Basic                                 $     (0.20)  $     (0.26)
   Diluted                               $     (0.20)  $     (0.26)

Weighted average shares outstanding:
   Basic                                  10,070,901     4,578,930
   Diluted                                10,070,901     4,578,930

The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                      2002          2001
                                                  ------------  ------------
Products and accessories sales                    $ 3,813,243   $ 1,203,902
Refurbishment revenue                               4,044,384             -
Repair services                                       277,753       315,395
License fees                                           37,696     2,309,424
Other                                                  49,000        61,376
                                                  ------------  ------------

Total revenues                                      8,222,076     3,890,097

Cost of revenues                                    4,938,917     1,329,931
                                                  ------------  ------------

Gross Profit                                        3,283,159     2,560,166
                                                  ------------  ------------

Operating expenses:
   Selling, general and administrative              4,286,649     3,786,191
   Research and development                         2,408,475     2,304,981
                                                  ------------  ------------

     Total operating expenses                       6,695,124     6,091,172
                                                  ------------  ------------

Operating loss                                     (3,411,965)   (3,531,006)

Interest expense and other                            (78,895)      (72,000)
Interest income                                        50,257       100,351
                                                  ------------  ------------

Loss before income taxes, minority interest and
   extraordinary item                              (3,440,603)   (3,502,655)

Benefit from income taxes                                   -        28,066
Minority interest share in Crossvue's losses                -       145,545
                                                  ------------  ------------

Loss before extraordinary item                     (3,440,603)   (3,329,044)
Extraordinary item- net gain from the
    acquisition of Crossvue, Inc.                   2,050,528             -
                                                  ------------  ------------

Net income (loss)                                 $(1,390,075)  $(3,329,044)
                                                  ============  ============

(Loss) per share before extraordinary item:
   Basic                                          $     (0.44)  $     (0.73)
   Diluted                                        $     (0.44)  $     (0.73)

Income per share from extraordinary item:
   Basic                                          $      0.26             -
   Diluted                                        $      0.26             -

Net income (loss) per share:
   Basic                                          $     (0.18)  $     (0.73)
   Diluted                                        $     (0.18)  $     (0.73)

Weighted average shares outstanding:
   Basic                                            7,858,792     4,578,757
   Diluted                                          7,858,792     4,578,757

The accompanying notes are an integral part of these condensed financial statements.

                                 @POS.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    (UNAUDITED)

                                                            2002          2001
                                                        ------------  ------------
Cash flows from operating activities:
Loss before extraordinary item                          $(3,440,603)  $(3,329,044)
Adjustments to reconcile (operating loss) to net
cash used in operating activities:
  Depreciation and amortization                             190,139        79,387
  Provision for bad debts                                    (2,954)       (7,763)
  Stock compensation expense                                 18,802        10,329
Minority interest share in Crossvue's losses                      -      (145,545)
Net impact of Crossvue deconsolidation                            -      (438,712)
Changes in operating assets and liabilities, net of
acquisition:
  Accounts receivable                                      (200,206)      295,894
  Other receivable                                          110,816      (109,226)
  Inventories                                              (405,653)      (30,904)
  Prepaid expenses and other current assets                  (5,633)      (69,273)
  Other long-term assets                                          -       (22,500)
  Accounts payable                                          167,558       984,219
  Accrued liabilities                                        36,833      (135,882)
  Deferred revenues                                        (385,660)      457,680
  Deferred rent                                              30,271             -
  Other current liabilities                                 (77,838)      551,306
                                                        ------------  ------------

Net cash used in operating activities                    (3,964,128)   (1,865,034)
                                                        ------------  ------------

Cash flows from investing activities:
  Cash received from the acquisition of Crossvue, Inc.    4,206,741             -
  Purchases of property, plant and equipment                (43,135)         (968)
  Disposal of property, plant and equipment                  18,200             -
                                                        ------------  ------------

  Net cash provided by (used in) investing activities     4,181,806          (968)
                                                        ------------  ------------


Cash flows from financing activities:
  Repayments of capital leases                             (135,053)      (20,805)
  Issuance of common stock                                   84,203         2,290
  Redemption of Series D preferred shares for cash
   and common stock                                         (45,000)
  Stock issuance cost                                             -       (56,125)
                                                        ------------  ------------

  Net cash used in financing activities                     (95,850)      (74,640)
                                                        ------------  ------------

Net increase (decrease) in cash and cash equivalents        121,828    (1,940,642)

Cash and cash equivalents at beginning of
     period                                                 897,169     2,891,692
                                                        ------------  ------------

Cash and cash equivalents at end of period              $ 1,018,997   $   951,050
                                                        ============  ============

The accompanying notes are an integral part of these condensed financial statements

                                 @POS.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS  OF  PRESENTATION

The financial information included herein for the three and nine months ended March 31, 2002 and 2001 is unaudited and has not been reviewed by an independent auditor (see Note 11). Such information has been prepared on a going concern basis and reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The Company's condensed consolidated financial statements presented herein have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current level of revenues is not sufficient to cover its operating expenses and the Company is currently incurring a cash burn of approximately $700,000 a month. The Company has implemented several cash conservation measures to help improve its cash position. Specifically, @POS has cut expenses through reductions in headcount across the organization and delayed and/or eliminated capital expenditure plans. Additionally, the Company's management has been actively engaged in various fund raising activities which have not been finalized. These fund raising activities include efforts to obtain a credit facility, capital development and strategic partner activities. To assist in these activities, the Company has engaged Jane Capital to represent it in various negotiations. The Company is also currently limiting capital expenditures and negotiating the extension of various commitments to extend the availability of cash for operations. In addition to these cost reduction and fund raising activities, the Company's sales force is actively engaged in pursuing various sales opportunities that could potentially provide the Company with significant amount of funds for its current and future operations.

Management believes that the Company will be able to attain the projected levels of operations necessary to meet its operational needs, or be able to obtain the necessary financing to fund future growth and to ultimately attain profitability. However, there can be no assurances that the Company will obtain the necessary funding or obtain such funding in a timely manner in order to meet its current and future cash requirements. The inability of the Company to attain its projected operational levels of sales or to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

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

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A.  CONSOLIDATION

The Company's balance sheet at March 31, 2002 includes the accounts of Crossvue. Crossvue develops, markets and sells digital receipt services to retailers that allow them to leverage customer transaction events and details across all sales channels to improve customer service, streamline operations and generate incremental revenue. On September 28, 2001, the Company completed the acquisition of Crossvue. The acquisition was accounted for in accordance with the recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets" (See Note 8). Along with the intellectual property and Crossvue's customer base, @POS.com acquired Crossvue's net assets of approximately $4.4 million, including $4.2 million of cash and investments. In consideration for the merger, the Company issued 4,159,937 shares of its common stock valued at approximately $1.9 million (based on the Company's average stock price during the three days prior to the completion of the transaction) for all of the outstanding preferred stock of Crossvue. Due to the liquidation preferences of the preferred stock, all outstanding shares of common stock of Crossvue were canceled. Approximately 24% of the common stock issued by the Company was placed in escrow for the purpose of securing the indemnification obligation of Crossvue. Including escrowed shares, the total stock issued in the acquisition represents approximately 29% of the post merger stock outstanding. As a result of this transaction, the Company consolidated Crossvue starting September 28, 2001.

The difference between Crossvue's net assets of $4.4 million as of the acquisition date and the estimated purchase price of $2.0 million, less fixed assets write-offs of $344,000 had been treated as extraordinary gain in the Company's income statement for the three months ended September 30, 2001.

The following are unaudited pro-forma operating results of the Company for the periods indicated assuming that the acquisition of Crossvue had occurred as of July 1, 2000:

                                                      Nine Months       Year Ended
                                                  Ended Mar.31, 2002  June 30, 2001
                                                  ------------------  --------------
Revenue                                             $    8,262,576     $  7,207,978
Net loss from continuing operations                     (4,840,971)     (11,455,059)
Diluted loss from continuing operations per share   $        (0.62)    $      (1.31)

The Company's financial statements for the previous fiscal year's first quarter ended September 30, 2000 and nine months ended March 31, 2001 include the accounts of Crossvue from July 1, 2000 through August 15, 2000. Crossvue was formerly a majority-owned subsidiary of @POS.com. After Crossvue completed a Series A and a Series B preferred stock round of financing in January 2000 and August 2000, respectively, @POS.com's ownership of Crossvue's voting interests was reduced to approximately 45% (35% after reflecting the exercise of all-outstanding options and warrants to purchase shares of Crossvue stock). Accordingly, @POS.com changed its method of accounting for its investment in Crossvue from the consolidation method to the equity method starting August 16, 2000.

B.  NET  LOSS  PER  SHARE

Basic net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income (loss) per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period, including the assumed conversion of the Preferred Stock into Common Stock using the if-converted method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants. For the three and nine months ended March 31, 2002, the number of shares used in the computation of diluted earnings (loss) per share was the same as the number used for the computation of basic earnings per share.

Had the Company reported net income before extraordinary item, the dilutive item, the dilutive shares used for the computation of the diluted net loss per share would be 10,836,181 and 11,422,250 for the three and nine month periods ended March 31, 2002, respectively. Had the Company reported net income before extraordinary item, the Company would not include potentially dilutive securities of 765,280 and 3,563,458 for the three and nine month periods ended March 31, 2002, respectively, in the computation of diluted earnings (loss) per common share because to do so would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended March 31, 2002 and 2001 as follows:

                                  Three Months Ended           Nine Months Ended
                                      March  31,                  March 31,
                              --------------------------  --------------------------
                                  2002          2001          2002          2001
                              ------------  ------------  ------------  ------------
Numerator for basic and
diluted earnings per share:

 Loss before extraordinary
 item                         $(2,040,031)  $(1,178,265)  $(3,440,603)  $(3,329,044)

 Extraordinary item                     -     2,050,528             -             -

 Net income (loss)             (2,040,031)   (1,178,265)   (1,390,075)  $(3,329,044)

Denominator for basic
 Earnings (loss) per share
 - weighted average Common
 shares                        10,070,901     4,578,930     7,858,792     4,578,757
                              ------------  ------------  ------------  ------------

Loss per share before
extraordinary item:
 Basic                               (.20)         (.26)         (.44)         (.73)
 Diluted                             (.20)         (.26)         (.44)         (.73)
Income per share from
extraordinary item:
 Basic                                  -             -           .26             -
 Diluted                                -             -           .26             -
Net Income loss) per share:
 Basic                               (.20)         (.26)         (.18)         (.73)
 Diluted                             (.20)         (.26)         (.18)         (.73)
                              ------------  ------------  ------------  ------------

C.  INVENTORIES,  NET

Inventories are carried at the lower of cost, as determined on a first-in, first-out basis, or market. As of the dates indicated, the Company's inventories were as follows:

                                  March 31, 2002    June 30,2001
                                  ---------------  -------------
           Raw materials          $      319,247   $    159,831
           Work-in-Process                26,912              -
           Finished goods                230,491         11,166
           Inventory reserve             (30,837)       (30,837)

                  Total           $      545,813   $    140,160

D.   REVENUE  RECOGNITION

Revenues during the first nine months of fiscal 2002, were substantially derived from the sale of hardware and accessories and the provision of refurbishment services to a large customer. In the first nine months of fiscal 2001, the Company derived most of its revenues from licensees authorized to manufacture and sell the Company's products to end-users, and to a lesser extent from direct sales of products and services to customers.

The Company recognizes revenues in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition." Revenues from sales to end-users are recognized upon shipment. The Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors and licensee manufacturers until such distributors and licensee manufacturers resell the Company's products to their customers. Revenues from services are generally recognized when services are performed.

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

E.   RESEARCH  AND  DEVELOPMENT

Research and development costs are generally expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model. Such costs incurred during the three and nine months ended March 31, 2002 and 2001 were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

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

The Company evaluates the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. As part of the Company's acquisition of Crossvue on September 28, 2001, management determined that certain hardware and software purchased by Crossvue for services development and data center operations would not be used as intended as a result of the integration of certain systems and functions between the two companies and held the assets for disposition. As a result, the Company wrote these assets down by $344,000 to their estimated fair values in Crossvue's opening balance sheet as of September 28, 2001. In the second quarter, based on market conditions, the Company suspended the disposition efforts and placed the assets in use internally.

At March 31, 2002, and June 30, 2001, the Company's property and equipment consisted of the following:

                                      --------------------------------------
                                        March 31, 2002      June 30, 2001
                                       (Consolidated)      (Unconsolidated)
                                      -------------------  -----------------
Office Equipment                      $          301,710   $        295,894
Engineering and production equipment             249,517            227,241
Computer equipment and software                  626,705            227,012
Furniture and fixtures                           190,120             57,820
Assets under capital lease                       100,274            100,274
Leasehold improvements                           168,268             84,936
                                      -------------------  -----------------

Subtotal                                       1,636,594            993,177
Less - Accumulated depreciation                 (889,031)          (698,894)
                                      -------------------  -----------------

Total                                 $          747,563   $        294,283
                                      -------------------  -----------------

The property and equipment details shown above include the net book value of the assets acquired from Crossvue on September 28, 2001. The balances at June 30, 2001 were not consolidated since @POS.com held only a minority ownership of Crossvue at that time. Please see Note 2A.


3.  RESTRICTED  CASH

Included in prepaid expenses and other assets at March 31, 2002 and June 30, 2001 is a certificate of deposit (CD) for $50,000 held as collateral for a letter of credit opened with Comerica Bank (formerly Imperial Bank) to secure the lease financing of the Company's office cubicles and furniture. The CD was subsequently used in April 2002 to pay off the balance of the loan amounting to $37,505. The CD balance of $12,495 less service charges was transferred to the Company's bank account.

4.  COMPREHENSIVE  LOSS

As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months and nine months ended March 31, 2002 and 2001, the Company's comprehensive loss was equal to the net loss for each of the two periods, respectively.

5.  MINORITY  INTEREST

The accompanying income statement for the nine months ended March 31, 2001 reflects the minority stockholders' share of $145,545 in Crossvue's loss from July 1 through August 15,2000 based on the percentage of its holdings in Crossvue's total outstanding common and preferred shares at that time. See Note 2A.

6.  RELATED  PARTY  TRANSACTIONS  AND  SIGNIFICANT  CUSTOMERS

One of the Company's directors was a senior executive of Welch Allyn Protocol, Inc., a wholly owned subsidiary of Welch Allyn, Inc. ("Welch Allyn"). Welch Allyn had owned approximately 1,295,000 shares of the Company's Preferred D Stock until December 21, 2001 when the shares were redeemed by the Company in exchange for 837,216 shares of the Company's common stock and $45,000 in cash. Prior to the conversion of its Preferred D stock, the Company had signed a licensing agreement with Welch Allyn's Hand Held Products affiliate, HHP-Welch Allyn on January 11, 2000. This agreement was terminated on December 29, 2000 when the Company entered into a new non-exclusive License Agreement with HHP-Welch Allyn under which @POS.com received a one-time paid-up license fee of $2.4 million in return for granting HHP-Welch Allyn a non-exclusive license for certain @POS.com products and technology, and the right to modify the technology in return for assuming all technical and customer support obligations. As a result of the new agreement, the Company did not receive any license fees from HHP-Welch Allyn during the three and nine months ended March 31, 2002. The Company also received no license fees from HHP-Welch Allyn during the fiscal quarter ended March 31, 2001 but had received a total of approximately $2.3 million from HHP-Welch Allyn during the prior two fiscal quarters.

The Company's largest customer during the nine months ended March 31, 2002 was Federated Systems Group (FSG). The Company refurbished and upgraded approximately 31,000 existing PW 3100 units in all of FSG's stores throughout the United States. The refurbishment activities commenced in August 2001 and were completed in March 2002. In addition, the Company sold over 5,000 new PW 3100 units from August 2001 through December 2001. FSG accounted for approximately $6.9 million or 84% of the Company's total revenue for the nine months ended March 31, 2002.

The Company had no other customer that accounted for at least 10% of its total revenue during the first nine-month period of fiscal 2002. In comparison, HHP-Welch Allyn accounted for 59% and IBM accounted for 22% of total revenue for the same period last year.

7.  SEGMENT  INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS NO. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source of information disclosure. The following are selected balance sheet and income statement information for @POS.com and Crossvue as of March 31, 2002, and for the nine months then ended (in thousands):

                               @pos.com    Crossvue*  Elimination   Consolidated
                               ---------   --------   -----------   ------------

Cash                             $   190    $   829                  $    1,019
Accounts Receivable                  577          2                         579
Inventory                            546          -                         546
Property and equipment - net         201        546                         748
Other Asset                          459      1,867       (1,856)           470
Total Assets                       1,973      3,244       (1,856)         3,361
Sales                              8,209        175         (162)         8,222
Operating Expense                  5,139      1,718         (162)         6,695
Net Income (Loss)                $   526    $(1,916)                 $   (1,390)

The above information for Crossvue includes only six months of revenue and expense data from the date it was acquired by @POS on September 28, 2001.

In comparison the following is selected information regarding the performance of @POS.com and Crossvue for the nine months ended March 31, 2001 (in thousands):

                               @POS.com    Crossvue   Elimination  Consolidated
                               (9 mos.)  (1.5 mos.)*
                               --------  -----------  -----------  ------------

Total Assets                   $ 2,304            0            0   $     2,304

Revenue from                   $ 3,890            0            0   $     3,890
External
Customers

Inter-segment                        0           37          (37)            0
Revenue

Operating                        5,088        1,040          (37)        6,091
Expenses

Net Profit                      (2,459)      (1,015)         145        (3,329)
(Loss)


* See Note 2A.

Starting August 16, 2000, Crossvue was no longer included as a segment in the Company's financial statements. The only consolidated information were the revenues and expenses from July 1, 2000 to August 15, 2000 (1.5 months) as listed above. The elimination between the two segments relates to inter-segment consulting revenue and expense and the minority interest share of Crossvue's current year loss.

8.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In July, 2001, the FASB issued SFAS No. 141 ("SFAS 141") "Business Combinations," which supersedes Accounting Principles Board "APB" Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted this Statement for the fiscal year beginning July 1, 2001.

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

In October2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

9.  COMMITMENTS  AND  CONTINGENCIES

In  December  2000,  the  Company  received  a  Notice  of  Termination  from
Hewlett-Packard HP VeriFone (HP VeriFone), claiming that the Company and Crossvue had failed to cure certain alleged breaches of their obligations under the License, Development and Distribution Agreement signed by the Company with HP VeriFone on January 12, 2000, and demanding return of $1.2 million, which represents prepaid license fees and payment for inventory purchases. The sum of $673,000, representing prepayment of license fees, has been reserved as other current liabilities as of March 31, 2002. The claim for payments totaling $488,000 made by HP VeriFone to the Company for inventory purchases has not been reserved as a liability at March 31, 2002.

Under terms of an employment contract signed on October 25, 2001, the Company's President and Chief Executive Officer (CEO) received options to purchase 765,000 shares of the Company's common stock at an exercise price of $0.32 per share as approved by the Company's Board of Directors on January 22, 2002. The options vest over a four-year period, with 228,750 shares vesting upon completion of one full year of employment, and the balance to vest at the rate of 1/36th of the remaining shares per month. In the event of a change in control of the Company (as defined in the contract), 50% of the shares shall vest immediately. However, the Company shall have the right, at its sole discretion, to substitute the option compensation with its restricted shares of stock.


10.  RECLASSIFICATION  OF  ACCOUNTS

Certain accounts in prior fiscal year's financial statements have been reclassified to conform with current fiscal year's presentation.

11.  REVIEW  OF  FINANCIAL  INFORMATION  BY  AN  INDEPENDENT  AUDITOR

The financial information included in this filing for the three and nine months ended March 31, 2002 and 2001 is unaudited and the 2002 information has not been reviewed by an independent auditor. On April 30, 2002, the Company and its previous auditors, Arthur Andersen, LLP (Andersen) mutually agreed to terminate their relationship. The Company is currently negotiating with other independent auditors about succeeding Andersen. The Company expects to have this filing reviewed by a new independent auditor in accordance with the provisions of temporary Note 2T to Article 3 of SEC Regulation S-X.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements of @POS.com, Inc. and its wholly-owned subsidiary and the section entitled "Management's Discussion and Analysis and Results of Operations" in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

This Quarterly Report on Form 10-QSB ("Form 10-QSB") for @POS.com, Inc. (the "Company", or "@POS.com") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements as to the Company's mix of licensing and other revenues, expenditure levels, timing of product introductions, product developments and technological advancements, development in channel partner relationships, cash flows, potential strategic relationships, availability of components, adequacy of capital resources and growth in operations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, the extent to which the POS device market accepts our products, our ability to development new products in light of technological advancements in the industry, our dependence on large customers and component manufacturers and suppliers, uncertainties associated with changes in patent laws and other issues and uncertainties discussed below. Readers should not rely unduly on these forward-looking statements, which reflect only the opinion of the Company's management as of the date hereof. Unless required by law, the Company undertakes no obligation to update or revise forward-looking statements. Readers should also carefully review the section of this Quarterly Report on Form 10-QSB entitled "Factors That May Affect the Company's Business, Operating Results and Financial Condition", as well as the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.

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

In early fiscal 2001, following the formation of Crossvue as described below, the Company ceased direct sales of its products. During fiscal 2001, the Company derived a majority of its revenue from license fees totaling $4.7 million, or 66% of total revenues. License fees were received pursuant to agreements in which the Company exchanged prepaid fees and royalty payments and the licensees were entitled to manufacture the devices under their private label and sell and support the POS terminals based on @POS.com technology.

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

As a result of this and the termination of the Company's agreements with certain other channel partners, and the Company's merger with Crossvue as described below, late in fiscal 2001 the Company refocused its business strategy on the traditional sale of products directly to its customers. During fiscal 2002, the Company has derived substantially all of its revenues from primarily two sources: direct product sales and refurbishment of products previously sold to Federated Systems. Direct product sales were made to merchants and OEMs under the Company's own brand name. The Company maintains its own direct sales force and markets products directly to retail merchants and OEM's serving that market. The Company expects that future revenues will be derived primarily by direct sales of product and related services. The Company does not expect to receive significant license fees in the foreseeable future.

In January 2000, the Company split into two business entities and announced the formation of a wholly-owned subsidiary, Crossvue, Inc. ("Crossvue", formerly ReceiptCity.com, Inc.). The strategic spin-off allowed Crossvue to focus on its own business model and product development and establish a different customer base, as well as to obtain separate funding. @POS.com continued to advance its POS technology in web-enabling the retailer's transaction process and enhancing the customer's shopping experience. As of June 30, 2001, the Company owned approximately 45% of the equity securities of Crossvue. In mid 2001, the Company and Crossvue determined that it was in the respective best interests of the companies to combine operations. On September 28, 2001, @POS.com completed the acquisition of Crossvue pursuant to a Merger Agreement and Plan of Reorganization that the Company signed with Crossvue, certain shareholders of Crossvue and Crossvue Acquisition Corporation ("CAC"), a Delaware corporation and wholly-owned subsidiary of the Company formed for the purpose of effecting the merger. The merger has allowed the company to take advantage of Crossvue's software applications that secure electronic receipt storage and retrieval and deliver data used for preventing merchant transaction losses and understanding customer-buying behavior. The merger provided the Company with approximately $4.2 million in cash and has also allowed the Company to refocus its efforts on the sale of its products, the enhancement of existing products and the development of new product that offer a complete point-of-sale solution to its customers.

OPERATING  RESULTS

A summary of the Company's significant accounting policies relating to consolidation, net loss per share calculation, inventories, revenue recognition, research and development, and property and equipment is described in Note 2 to Condensed Consolidated Financial Statements.

Revenues: Total revenues for the three months ended March 31, 2002 were $964,000, a decrease of $33,000 or 3% from last year's third quarter revenue of $997,000. The decrease was due primarily to lower revenues from product sales and repair services which offset the impact of higher revenues derived from refurbishment services. Total revenues for the nine-month period ended March 31, 2002 were $8.2 million, a $4.3 million or 110% increase from revenues of $3.9 million during the same period last year. The significant increase in year-to-date revenue is mainly attributable to higher product sales and refurbishment service revenues resulting from the completion of the Debit and Refurbishment Program for FSG. FSG has accounted for approximately $6.9 million, or 84% of the Company's total revenues for the nine months ended March 31, 2002. This change also reflects the Company's shift from the hardware licensing business model to traditional direct sales of products and services to customers. The Company had ended its licensing agreement with HHP Welch Allyn prior to the end of fiscal 2001. This year, the Company renewed its direct sales to customers including FSG. Even though the Company's revenues for the nine months ended March 31, 2002 were significantly higher than the prior fiscal year, there can be no assurance that same level of revenue can be achieved for the rest of fiscal 2002 and in the future.

Gross Profit and Margin: Gross profit for the nine months ended March 31, 2002 was $448,000 or 46% of total revenue compared to $424,000 or 43% margin during the same period of last year. Gross profit for the nine-month period ended March 31, 2002 was approximately $3.3 million or 40% margin compared to $2.6 million or 66% margin for the comparable period in 2001. The decline in gross profit margin reflects the impact of the Company's shift from licensing to direct selling. The costs associated with product sales (materials, labor and overhead) is significantly higher compared to the cost of revenue related to license fees wherein no materials cost and insignificant amount of labor and overhead costs are incurred. Cost of sales in fiscal 2001 related primarily to sales of products and services.

Operating Expenses: Operating expenses for the nine months ended March 31, 2002 were approximately $2.5 million, an increase of $821,000 or about 50%, compared to $1.6 million during the same period in fiscal 2001. Expenses for the nine months ended March 31, 2002 were almost $6.7 million, an increase of approximately $604,000 or almost 10% from operating expenses of $6.1 million during the nine-month period ended March 31, 2001. The higher operating expenses for both three and nine-month periods this year primarily reflect the impact of Crossvue's operating expenses which were only partially consolidated with @POS.com this year and last year. Crossvue was acquired by the Company on September 28, 2001. Crossvue's operating expenses were included in the Company's results starting October 2001 and had totaled $1.6 million through March 31, 2002; these expenses consisted of R&D, sales, and marketing expenses. Consolidated expenses for the same period in 2001 included almost $1 million in expenses relating to Crossvue from July 1 through August 15, 2000. On August 15, 2000, Crossvue completed a sale of equity to outside investors, reducing
@POS.com's ownership of Crossvue to 45% and, thus, @POS.com was no longer consolidated with Crossvue's operating results.

Without including Crossvue's results, the Company's operating expenses for the three months ended March 31, 2002 were at the same level as those for the three months ended March 31, 2001, but were slightly lower by $135,000 or 3% for the nine months ended March 31, 2002, compared to the comparable nine-month period in fiscal 2001. In an effort to reduce costs, the Company reduced its U.S. workforce in January 2002. The reductions in expenses associated with the layoff and other cost cutting measures were partly offset by higher sales and marketing expenses (mainly travel and commission expenses) resulting from the implementation of the new direct sales model.

As a result of these factors, the Company had a net loss of $2,040,031 ($.20 loss per share) for the three months ended March 31, 2002 compared to a net loss of $1,178,265 ($.26 loss per share) for the three months ended March 31, 2001. For the nine months ended March 31, 2002 the Company had a net loss of $1,390,075 ($.18 loss per share) as compared to the nine months ended March 31, 2001 loss of $3,329,044 ($.73 loss per share).

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balance as of March 31, 2001 was approximately $1.0 million, an increase of $122,000 from the beginning of fiscal 2002, mainly as a result of the $4.2 million received by the Company during its merger with Crossvue in September 2001. In contrast, cash decreased by $1.9 million during the first nine months of fiscal 2001, mainly as a result of net loss from operations of $3.3 million and the impact of the deconsolidation of Crossvue following its issuance of Series B Preferred Stock in August 2000 which reduced @POS.com's ownership interest to 45%.

Net cash used in operating activities during the nine months ended March 31, 2002 amounted to approximately $4.0 million. In comparison, the Company used approximately $1.9 million in cash for operating activities during the same period last year. The net negative cash flow from operations during the nine-month period in fiscal 2002 was mainly attributable to a net operating loss of $3.4 million, a $386,000 decrease in deferred revenues, an $89,000 increase in accounts and other receivables, a $406,000 increase in inventories and an $85,000 decrease in other current liabilities. These were partly offset by increases in accounts payable and accrued liabilities.

Cash provided by investing activities amounted to almost $4.2 million. The $4.2 million received from the acquisition of Crossvue was partly reduced by the purchase of plant equipment of $34,000. The net cash used in financing activities during the nine months ended March 31, 2002 amounted to approximately $96,000, which included a $135,000 payment of capital lease obligations and a $45,000 payment to HHP Welch Allyn for conversion of Series D Preferred shares.

The Company's current level of revenues is not sufficient to cover its operating expenses and the Company is currently incurring a cash burn of approximately $700,000 a month. The Company has implemented several cash conservation measures to help improve its cash position. Specifically, @POS has cut expenses through reductions in headcount across the organization and delayed and/or eliminated capital expenditure plans. In January 2002, the Company reduced its work force located in the United States. The work force reduction affected two of the Company's officers and seven other employees. This measure was adopted in order to enable the Company to reduce its operating costs and extend the length of time that the Company can continue to operate without obtaining additional financing. The Company will continue to evaluate and implement additional cash conservation measures as circumstances dictate. Additionally, the Company's management has been actively engaged in various fund raising activities which have not been finalized. These fund raising activities include efforts to obtain a credit facility, capital development and strategic partner activities. To assist in these activities, the Company has engaged Jane Capital to represent it in various negotiations. The Company is also currently limiting capital expenditures and negotiating the extension of various commitments to extend the availability of cash for operations. In addition to these cost reduction and fund raising activities, the Company's sales force is actively engaged in pursuing various sales opportunities that could potentially provide the Company with significant amount of funds for its current and future operations.

Management believes that the Company will be able to attain the projected levels of operations necessary to meet its operational needs through June 30, 2002, or be able to obtain the necessary financing to fund future growth and to ultimately attain profitability. However, there can be no assurances that the Company will obtain the necessary funding or obtain such funding in a timely manner in order to meet its current and future cash requirements. The inability of the Company to attain the projected operational levels of sales or to obtain the necessary cash funding on a timely basis would have an unfavorable effect on the Company's financial condition and would require the Company to materially reduce the scope of its operating and investing activities.

If the Company raises additional funds through the issuance of equity, equity related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of the Company's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of the Company. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If this additional financing is not obtained or if the Company is unable to raise funds from the sale of assets, the Company may need to dramatically change its business plan or face bankruptcy or liquidation. As result, its ability to exist as a going concern would be adversely affected.

The Company's largest customer during the nine months ended March 31, 2002 was Federated Systems Group (FSG), which accounted for approximately $6.9 million or 84% of the Company's total revenues during the period. The projections for the remainder of the fiscal year assumes that revenues from FSG will continue to be a significant source of revenue. However, there can be no assurance that the Company will achieve its projected revenue growth and expenditure level. If the Company is unsuccessful in achieving its projected revenue growth and expenditure level, the Company will have to raise additional financing prior to June 30, 2002 in order to fund its operations.

Impact  of  Currency  and  Inflation

The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. During the nine months ended March 31, 2002, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Company's financial results for the periods included in this report have not been significant.

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

NEED FOR ADDITIONAL CAPITAL: Based on the Company's projections, management believes that its current cash and cash equivalents, together with funds that may be received through various fund raising activities currently being negotiated by management, will be sufficient to support its current operating needs through June 30, 2002. These fund raising activities include the negotiation of a credit facility, capital development and strategic partner activities. To assist in these activities, the Company has engaged Jane Capital to represent it in various negotiations. The Company is also currently deferring the creation and negotiating the extension of various commitments to extend the availability of cash for operations. If the Company raises additional funds through the issuance of equity, equity related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of the Company's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of the Company. Such additional financing, or funds from asset sales, may not be available on acceptable terms. If this additional financing is not obtained or if the Company is unable to raise funds from the sale of assets, the Company may need to dramatically change its business plan or face bankruptcy or liquidation. As a result, its ability to meet its obligations and to continue its operations as a going concern would be adversely affected.

LOSSES: Since the Company's inception, it has incurred net losses, resulting primarily from costs related to operations and product research and development. At March 31, 2002, the Company had an accumulated deficit of $24.8 million. The Company has yet to sustain consistent profitability, and sales trends are inherently difficult to predict at this stage of development. Sales forecast shortfalls, delayed product introductions, and manufacturing and financing constraints, together with other risk factors, could lead to fluctuations in revenues and profits in any particular quarter.

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

HIGHLY  COMPETITIVE  MARKETS,  RAPIDLY  DEVELOPING AND CHANGING TECHNOLOGIES AND
MARKET CONDITIONS: The POS device market is constantly changing. These changes include, among others: rapid technological advances; evolving industry standards in electronic fund transfer and point-of-sale products; changes in customer requirements; and frequent new product introductions and enhancements. The Company may not successfully keep up with the new products and technological advances. If the Company is not able to develop and market new products and product enhancements that achieve market acceptance on a timely and cost effective basis, it could materially and adversely affect the Company's business, financial condition and results of operations.

CLAIMS OF INFRINGEMENT ON OTHER'S PROPRIETARY RIGHTS: The Company cannot prevent someone else from asserting a claim against the Company for violating their technology rights. Third parties making infringement claims may have significantly greater resources than the Company does to pursue litigation, and the Company cannot be certain that it would prevail in an infringement action.
The Company has received letters of inquiry accusing the Company of patent infringements. The inquiries have been under analysis, and no legal actions are currently pending. There can be no assurance that the Company will not receive other such notices in the future. As the number of competing electronic transaction, data collection and related software products increases and the functionality of these products further overlaps, manufacturers of such infringement claims. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to enforce any patents the Company may receive and other intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, and the Company may not prevail in any litigation. Any such litigation could be costly, could harm the Company's reputation and could divert the efforts and attention of its management and technical personnel from normal business operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights and other intellectual property, subject the Company to significant liabilities, require us to seek licenses from third parties or prevent the Company from licensing its technology, or practicing its technology, including making, using or selling its products, any or all of which could harm the Company's business.

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

IMPACT OF INDUSTRY REGULATION AND STANDARDS: The Company's products must meet industry standards as imposed by VISA, MasterCard, and others. They must be certified to connect to some public telecommunications networks, comply with Federal Communications Commission (FCC) regulations, and comply with many other industry standards. Although management believes that the Company's products currently meet all applicable industry standards, there can be no assurance that the Company's products will comply with future standards. Negative impacts to the Company's business and financial condition could result in the future if it cannot meet such standards.

RELIANCE ON THIRD PARTIES: The Company outsources its manufacturing in Taiwan through a local affiliate in Fullerton, California. It also outsources its repair work with an independent company in San Jose, California. The Company is also reliant on third party suppliers. The Company is reliant on the ability of these companies to perform. The failure of these companies to perform services for the Company would force the Company to attempt to contract with other companies to perform the services. If the Company was unable to identify other suitable providers, its results of operations would be adversely affected.

HIGHLY VOLATILE COMMON STOCK PRICE: The market price of the Company's common stock has been, and is likely to continue to be, highly volatile as the market for technology companies and the stock market in general, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology related companies' stocks have decreased substantially within the last year. The market downturn and adjustment for the high valuations for technology companies may not return to the levels of late 1999 and early 2000. There can be no assurance that the Company's stock will trade at the same levels of other technology stocks. The per share closing price of the Company's common stock between July 1, 2001 and April 30, 2002 ranged from a high of $0.75 as of September 6, 2001 to a low of $0.12 as of April 30, 2002. In addition, an active public market for the common stock may not continue.


PART  II:  OTHER  INFORMATION

Item  2:  Changes  in  Securities  and  Use  of  Proceeds

From July to March 2002, the Company under its 1996 Stock Plan issued options to purchase up to 1,227,015 shares of common stock to employees, with exercise prices ranging from $0.16 to $0.68 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in compliance with Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

Under terms of an employment contract signed on October 25, 2001, the Company's President and Chief Executive Officer (CEO) was granted options to purchase 765,000 shares of the Company's common stock at an exercise price of $0.32 per share as approved by the Company's Board of Directors on January 22, 2002. The options vest over a four-year period, with 228,750 shares vesting upon completion of one full year of employment, and the balance to vest at the rate of 1/36th of the remaining shares per month. In the event of a change in control of the Company (as defined in the contract), 50% of the shares shall vest immediately. However, the Company shall have the right, at its sole discretion, to substitute the option compensation with its restricted shares of stock.

On  January  22,  2002, the Board of Directors approved a resolution authorizing
John Wood, the Company's President and CEO, to receive half of his normal monthly salary to be paid in cash and one half in shares of the Company's common stock, converted based on the closing price of the Company's common stock during each payroll date. In addition, Mr. Wood's signing bonus of $34,000, net of taxes, would also be paid in common shares at a price of $0.21 per share which was the closing price of the Company's shares on Mr. Wood's date of hire on January 8, 2002. This compensation arrangement was made in order to help the Company conserve cash. As of March 31, 2002, Mr. Wood had received 258,341 common shares as compensation. The issuances were made in compliance with
Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

On February 12, 2002, the Board of Directors approved a resolution granting Llavan Fernando, the Company's Chief Technical Officer, a bonus equivalent to $75,000, half of which was payable in cash and the other half in shares of common stock. The stock portion of the bonus was equivalent to 208,333 shares at $0.18 per share, the stock's closing price on the date of the resolution. The issuance was made in compliance with Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

The Company granted accelerated stock options to employees terminated on January 9, 2002. Stock options were accelerated by one year for management level employees and other employees with more than three years of service. For all other terminated employees, stock options were accelerated by six months. The period within which the terminated employees were allowed to exercise their options was extended from three months to one year.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 @POS.com,  Inc.


Date:  May 15, 2002                  By:  /s/  Matthew  Graves
                                               ---------------------------------
                                               Matthew  Graves
                                               Chief  Financial  Officer
                                               (Duly  Authorized  Officer  and
                                               Principal  Accounting  Officer)